Form 10-Q
period 1996-06-30
SOURCE SERVICES CORP
filed 1996-09-06
CIK 1014982

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                          -------------------------

                                   FORM 10-Q
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1996

                                     OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                 For the transition period from             to


                          -------------------------


                        Commission file number  333-4691

                          SOURCE SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          36-2690960
       (State or other jurisdiction                         (I.R.S. Employer
       of incorporation or organization)                    Identification No.)


       5580 LBJ FREEWAY
       SUITE 300
       DALLAS, TEXAS                                           75240
       (Address of principal executive offices)             (zip-code)

      Registrant's telephone number, including area code:   (214) 385-3002

                          -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such
filing requirements in the past 90 days.  YES     NO  X
                                             ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1996

                7,153,363 shares of $.02 par value Common Stock

                          SOURCE SERVICES CORPORATION
                                 BALANCE SHEET
                                  (UNAUDITED)
                             (Amounts in thousands)

                                                    ASSETS
                                                                                 JUNE 30,          DECEMBER 31,
                                                                                   1996                1995
Current assets:
     Cash and cash equivalents                                                       $312              $1,388
     Accounts receivable, less allowance for doubtful accounts
       and fee adjustments of $1,330 and 1,357 respectively                        28,849              25,299
     Income tax receivable                                                             99                   0
     Deferred tax asset, net                                                          658                 745
     Prepaid expenses and other                                                       469                 405
                                                                                  -------             -------
           Total current assets                                                    30,387              27,837
Property and equipment, net                                                         4,600               2,780
Deferred tax asset, net                                                                 0                   7
                                                                                  -------             -------
           Total assets                                                           $34,987             $30,624
                                                                                  =======             =======


                                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Short-term borrowings                                                         $1,140                  $0
     Accounts payable and accrued expenses                                          5,978               3,608
     Accrued commissions and payroll                                                7,681               9,241
     Accrued 401 (k) plan contribution                                                482                   0
     Accrued contribution to profit sharing plan                                        0                   6
     Income taxes payable                                                               0                 340
                                                                                  -------             -------
           Total current                                                           15,281              13,195
Other liabilities                                                                     104                 135
                                                                                  -------             -------
           Total liabilities                                                       15,385              13,330
                                                                                  -------             -------

Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par, 2,000 shares authorized, no
       shares issued and outstanding                                                    0                   0
     Common stock, $.02 par; 100,000 shares authorized, 7,153,
       and 7,153 (includes 618 shares issued in 1996 to the
       profit sharing plan and 4,684 shares issued in 1996 as a
       stock dividend), respectively                                                  144                 144
     Capital in excess of par                                                       1,655               1,655
     Retained earnings                                                             17,836              15,520
     Cumulative translation adjustment                                                (33)                (25)
                                                                                  -------             -------
           Total stockholders' equity                                              19,602              17,294
                                                                                  -------             -------
           Total liabilities and stockholders' equity                             $34,987             $30,624
                                                                                  =======             =======


The accompanying notes are an integral part of these financial statements.

                     SOURCE SERVICES CORPORATION STATEMENT
                           OF REVENUES AND EXPENSES
               (Amounts in thousands, except per share amounts)

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                       JUNE 30,
                                                            ---------------------         ----------------------
                                                             1996          1995             1996         1995
                                                            --------     --------         ---------    ---------
                                                                (UNAUDITED)                   (UNAUDITED)

   Net service revenue                                      $47,899       $34,418         $88,733        $64,360
   Cost of sales, flexible staffing                          20,738        14,934          39,273         28,631
                                                            -------       -------         -------        -------
                Gross profit                                 27,161        19,484          49,460         35,729
   Operating expenses:
        Selling                                              22,740        16,120          41,812         30,146
        General and administrative                            1,980         1,478           3,752          2,642
                                                            -------       -------         -------        -------
                Total operating expenses                     24,720        17,598          45,564         32,788
                                                            -------       -------         -------        -------
                Operating income                              2,441         1,886           3,896          2,941
   Other income (expense):
        Interest income                                           2            17              22             36
        Interest expense                                        (63)          (22)            (93)           (15)
        Other, net                                              (84)         (120)           (249)          (227)
                                                            -------       -------         -------        -------
                Income before income taxes                    2,296         1,761           3,576          2,735
   Income tax (expense) benefit:
        Current                                                (802)         (706)         (1,225)        (1,097)
        Deferred                                                (64)           55            (119)            86
                                                            -------       -------         -------        -------
   Net income                                               $ 1,430       $ 1,110         $ 2,232        $ 1,724
                                                            =======       =======         =======        =======
   Pro forma net income per share                           $  0.16       $  0.13         $  0.25        $  0.19
                                                            =======       =======         =======        =======
   Pro forma weighted average shares outstanding              8,716         8,742           8,716          8,749
                                                            =======       =======         =======        =======
   (Adjusted to reflect the sale of 1,563
    shares of Common Stock offered in the
     Initial Public Offering effective
     July 29, 1996)





The accompanying notes are an integral part of these financial statements.

SOURCE SERVICES CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

                                                                 Common Stock     Capital                Cumulative       Total
                                                                -------------    in Excess   Retained   Translation    Stockholders'
                                                                Shares   Amount   of Par     Earnings    Adjustment       Equity
                                                                ------   ------  ---------   --------   -----------    -------------
Balance at December 31, 1995                                      7,153    $144    $1,655     $15,520      ($25)         $17,294
     Net income (unaudited)                                                                       802                        802
     Stock contribution to profit sharing plan (unaudited)                            (72)         84                         12
                                                                 ------   -----    ------      ------     -----           ------
Balance at March 31, 1996 (unaudited)                             7,153     144     1,583      16,406       (25)          18,108
                                                                 ------   -----    ------      ------     -----           ------
     Net income (unaudited)                                                                     1,430                      1,430
     Foreign currency translation adjustment (unaudited)                                                     (8)              (8)
     Stock options exercised (unaudited)                                               72                                     72
                                                                 ------   -----    ------      ------     -----           ------
Balance at June 30, 1996 (unaudited)                              7,153     144     1,655      17,836       (33)          19,602
                                                                 ======   =====    ======      ======     =====           ======

   The accompanying notes are an integral part of these financial statements

                         SOURCE SERVICES CORPORATION
                           STATEMENT OF CASH FLOWS
                            (Amounts in thousands)

                                                                      SIX MONTHS ENDED
                                                                  JUNE 30,          JUNE 30,
                                                                    1996              1995
                                                                 -----------       -----------
                                                                 (UNAUDITED)       (UNAUDITED)
 Cash flows from operating activities
    Net income                                                     $2,232             $1,724
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                  471                282
       PSP stock contributions                                         12                  0
       Deferred compensation                                            0                400
       Deferred tax asset, net                                         94                188
       Loss on asset sales                                              7                 11
    Decrease (increase) in assets:
       Accounts receivable                                         (3,550)            (3,617)
       Income tax receivable                                          (99)                 0
       Prepaid expense                                                (64)               (46)
       Investments                                                      0                147
    Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                        2,370               (679)
       Accrued commissions and payroll                             (1,560)             3,336
       Accrued 401(k) plan contribution                               482                  0
       Accrued contribution to profit sharing plan                     (6)            (1,284)
       Income taxes payable                                          (340)            (1,712)
       Other                                                          (39)               (51)
                                                              -----------       ------------
            Net cash provided by (used in)
               operating activities                                    10             (1,301)
                                                              -----------       ------------
 Cash flows from investing activities:
    Expenditures for property and equipment                        (2,530)              (781)
    Proceeds from sales of property and equipment                     232                 63
                                                              -----------       ------------
            Net cash used in
               investing activities                                (2,298)              (718)
                                                              -----------       ------------
 Cash flows from financing activities:
    Borrowings from revolving line of credit                       35,852              7,665
    Repayments of revolving line of credit                        (34,712)            (7,240)
    Proceeds from exercision of stock options                          72                  0
    Repurchase treasury stock from PSP                                  0                 (7)
                                                              -----------       ------------
            Net cash provided by financing activities               1,212                418
                                                              -----------       ------------
 Net decrease in cash and cash equivalents                         (1,076)            (1,601)
 Cash and cash equivalents at beginning of period                   1,388              2,211
                                                              -----------       ------------
 Cash and cash equivalents at end of period                          $312               $610
                                                              ===========       ============





The accompanying notes are an integral part of these financial statements.

                         SOURCE SERVICES CORPORATION
                       SUPPLEMENTAL CASH FLOWS SCHEDULE
                            (Amounts in thousands)

                                                                     SIX MONTHS ENDED
                                                                JUNE 30            JUNE 30,
                                                                  1996               1995
                                                               -----------         ----------
                                                               (UNAUDITED)         (UNAUDITED)
  Supplemental Cash Flows Information
  Cash paid during the period for:
     Interest                                                          $93                $15
                                                               ===========         ==========
     Income Taxes                                                   $1,688             $1,491
                                                               ===========         ==========





The accompanying notes are an integral part of these financial statements.

                          SOURCE SERVICES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (UNAUDITED)

NOTE A --- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of business

     Source Services Corporation (the Company), which operates in a single business segment for generally accepted accounting principle reporting purposes, places experienced personnel in the fields of information technology, accounting, finance, engineering, law and health care through its divisions:
Source Edp, Source Finance, Source Engineering, Source Manufacturing, Source Consulting, Source Temps, Source HealthCare and Source Legal divisions.

 Interim Financial Information

     The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading.

 Revenue Recognition

     Revenue for the placement of personnel on a permanent basis is recognized on the date the employer and individual mutually agree to an offer and acceptance of employment. If the individual fails to continue employment for a period of time as specified in the placement agreement, generally a thirty- to ninety-day period, the Company is not entitled to collect the placement fee. Revenue from permanent placements is shown on the Statement of Revenues and Expenses net of amounts written off for adjustments due to placed candidates not remaining in employment for the Company's guarantee period. Revenue derived from flexible staffing is recognized as services are performed by the Company's employees. Revenue from flexible staffing on the Statement of Revenues and Expenses represents gross billings less amounts written off. The Company maintains an allowance for potential fee adjustments and uncollectible accounts.

 Cash and cash equivalents

     Cash and cash equivalents include cash on hand and in banks and overnight investments.

 Property and equipment

     Furniture and equipment is stated at cost and is depreciated on a straight-line basis over estimated useful lives, ranging from five to seven years. Leasehold improvements are stated at cost and are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the improvements.

 Income Taxes

     The Company accounts for income taxes under the principles of FAS 109, "Accounting for Income Taxes." FAS 109 requires an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the carrying amounts and the tax bases of other assets and liabilities.

 Foreign currency translation

     Foreign currency translation adjustments arise primarily from activities of the Company's Canadian operations. Results of operations are translated using the average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using current rates. Resulting foreign currency translation adjustments are recorded in stockholders' equity.

 Earnings per share

     Given the changes in the Company's capital structure to be effected in connection with the initial public offering of the Company's common stock completed on July 29, 1996 (the Offering), historical earnings per share amounts are not presented in the financial statements as they are not considered to be meaningful. Pro-forma earnings per share is presented and reflects the 2.9-for-1 stock split completed just prior to the Offering and the sale of 1.6 million shares of common stock offered in the Offering. Stock options outstanding for the six month periods ended June 30, 1996 and 1995 were found to have no dilutive effect or to have anti-dilutive effect under the treasury stock method of calculating such dilutive effect. However, pursuant to Securities and Exchange Commission regulations, common stock and common stock equivalents issued by the Company during the twelve month period prior to the offering have been included in the calculation of pro-forma earnings per share as if they were outstanding for all periods presented using the treasury stock method. Had the Company excluded the impact of the 1.6 million shares of common stock offered in the Offering, historical earnings per share for the three and six month periods ended June 30, 1996 and 1996, would have been $0.20 and $0.31 and $0.15 and $0.24, respectively.

     On August 13, 1996, the underwriters of the initial public offering exercised their option to purchase 375,000 additional shares of the Company's common stock to cover over-allotments. The additional shares issued in connection with this transaction have not been reflected in pro-forma earnings per share. Had these shares been included in pro- forma weighted shares outstanding, pro-forma earnings per share for the three and six month periods ended June 30, 1996 would have been $0.16 and $0.25, respectively.

 NOTE B --- SUBSEQUENT EVENTS

     Pursuant to the Offering, 2,500,000 shares of common stock were offered; 1,563,431 shares by the Company and 936,569 shares by certain stockholders of the Company. The offering price was $14.00 per share, of which the Company received $13.02, after application of underwriting discounts, resulting in net proceeds of $20,355,872. The Company did not receive any proceeds from the sale of shares sold by existing stockholders. The Company intends to use proceeds from the Offering to repay short-term borrowings, make capital improvements and to support future growth.

     In addition, the Company granted the underwriters of the Offering, a 30-day option to purchase up to an aggregate of 375,000 additional shares of Common Stock at the initial public offering price less the underwriting discount solely to cover over-allotments, if any. The Underwriters exercised their over-allotment option in full on August 13, 1996. Upon exercising the option, total proceeds to Company from the Offering increased to $25,238,372.

     Simultaneous with the Offering, the Company issued stock options to certain key employees. The total number of shares granted in these options was 338,750, at the Offering price of $14.00 per share. These options are exercisable in the following cumulative installments: First installment - Up to one-third of the total optioned shares at any time on or after two years from the date of grant; Second installment - Up to an additional one-third of the total optioned shares at any time after three years from the date of grant; and Third installment - Up to an additional one-third of the total optioned shares at any time after four years from the date of grant. These options terminate on July 25, 2006.


  ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three- and Six-Month Periods Ended June 30, 1996, compared to the Three- and Six-Month Periods Ended June 30, 1995.

     Net Service Revenue.   Net service revenues for the three month period
ended June 30, 1996 increased 39% to $47.9 million, from $34.4 million for the three month period ended June 30, 1995. Net service revenues increased 38% to $88.7 million for the six month period ended June 30, 1996, from $64.4 million for the six month period ended June 30, 1995. The increase in net service revenue is primarily the result of an increase in the number of sales associates, and the Company's continued emphasis on expanding the number of service offerings in all markets.

     Net service revenues from flexible staffing services grew 39.3% to $28.8 million for the three months ended June 30, 1996, from $20.6 million for the three months ended June 30, 1995. Net service revenue from flexible staffing services grew 39.1% to $54.6 million for the six month period ended June 30, 1996, from $39.3 million for the six month period ended June 30, 1995. The growth in flexible staffing net service revenue is primarily due to an increase in the hours billed and an increase in the average billing rates. Permanent placement net service revenue increased 37.2% to $19.1 million for the three month period ended June 30, 1996, from $14.0 million for the three month period ended June 30, 1995. Permanent placement net service revenue increased 35.8% to $34.1 million for the six month period ended June 30, 1996, from $25.1 million for the six month period ended June 30, 1995. The growth in permanent placement net service revenue is primarily the result of an increase in the number of permanent placements and, to a lesser extent, an increase in the average placement fees.

     Gross profit. Gross profit increased 39% to $27.1 million for the three month period ended June 30, 1996, from $19.5 million for the three month period ended June 30, 1995. Gross profit as a percentage of net service revenues increased to 56.7% for the three month period ended June 30, 1996, from 56.6% for the three month period ended June 30, 1995. Gross profit increased 38% to $49.5 million for the six month period ended June 30, 1996, from $35.7 million for the six month period ended June 30, 1995. Gross profit as a percentage of net service revenues increased to 55.7% for the six month period ended June 30, 1996, from 55.5% for the six month period ended June 30, 1995. The increase was primarily a result of the factors described above.

     Operating expenses. Operating expenses increased 40.5% to $24.7 million for the three months ended June 30, 1996, from $17.6 million for the three months ended June 30, 1995. Operating expenses as a percentage of net service revenues increased slightly to 51.6% for the three months ended June 30, 1996, from 51.1% for the three months ended June 30, 1995. Operating expenses increased 39.0% to $45.6 million for the six months ended June 30, 1996, from $32.8 million for the six months ended June 30, 1995. Operating expenses as a percentage of net service revenues increased to 51.3% for the six months ended June 30, 1996, from 50.9% for the six months ended June 30, 1995. This increase in operating expense as a percentage of net service revenues resulted from continued investment in opening service lines in existing markets and growing the sales force by 30% over the last year.

     Other (income) expense. Other (income) expense was $0.1 million of expense for the three months ended June 30, 1996 and 1995. Other (income) expense decreased $0.1 million to approximately $0.3 million of expense for the six months ended June 30, 1996 from approximately $0.2 million of expense for the six months ended June 30, 1995.

     Income Before Taxes. Income before taxes increased 30.4% to $2.3 million for the three month period ended June 30, 1996, from $1.8 million for the three month period ended June 30, 1995. Income before taxes increased 30.7% to $3.6 million for the six month period ended June 30, 1996, from $2.7 million for the six month period ended June 30, 1995. The increase in income before taxes is primarily a result of the factors described above.

     Income Taxes. The effective tax rate increased slightly to 37.7% for the three months ended June 30, 1996, and 37.6% for the six months ended June 30, 1996, compared to 37.0% for both the three and six months ended June 30, 1995.

     Net Income. Net income increased to $1.4 million for the three months ended June 30, 1996, and $2.2 million for the six months ended June 30, 1996, from $1.1 million for the three months ended June 30, 1995, and $1.7 million for the six months ended June 30, 1995. The increase was primarily a result of the factors described above.

     Liquidity and Capital Resources

     As of June 30, 1996 the Company's sources of liquidity included approximately $15.1 million in net working capital. In addition, as of June 30, 1996, $8.9 million was available for borrowing under the Company's line of credit.

     During the first six months of 1996, cash flow used by operations was approximately $ 0.01 million, resulting primarily from an increase in accounts payable and accrued expenses, an increase in accounts receivable and a decrease in accrued commissions and payroll.

     During the first six months of 1996, cash flow used by investing activities was approximately $2.3 million, resulting primarily from expenditures for property, plant and equipment.

     As a result of the Offering, the Company received total proceeds of $25.2 million, which were used to repay short- term borrowings, make capital improvements and to support future growth.


PART II -- OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS
                 None

ITEM 2.          CHANGES IN SECURITIES
                 None

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES
                 None

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 None

ITEM 5.          OTHER INFORMATION
                 None

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K
                 (a)  Exhibits
                         None
                 (b)  Reports:
                         None


                                   SIGNATURES



                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                 Source Services Corporation
                 (Registrant)


                 By:
                    -----------------------------------------------
                          Richard Dupont, Chief Financial Officer
                          and Secretary

                      Date:  September 6, 1996

                                 EXHIBIT INDEX

Exhibit                                                                           Method of Filing
- -------                                                                           ----------------
    27.            Financial Data Schedule . . . . . . . . . . . . . . . . . . . . Filed herewith electronically