Form 10-Q
period 1996-09-29
SOURCE SERVICES CORP
filed 1996-11-12
CIK 1014982

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

           For the quarterly period ended September 29, 1996

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the transition period from         to

                            ----------------------

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

                            ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements in the past 90 days.
YES   X   NO
    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 29, 1996

                9,091,794 shares of $.02 par value Common Stock

                          SOURCE SERVICES CORPORATION
                                 BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)

                                                    ASSETS
                                                                               SEPTEMBER 29,      DECEMBER 31,
                                                                                  1996                1995
                                                                                (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                    $17,244             $ 1,388
     Accounts receivable, less allowance for doubtful accounts
       and fee adjustments of $ 1,749 and $ 1,357 respectively                     33,406              25,299
     Income tax receivable                                                            641                   0
     Deferred tax asset, net                                                          900                 745
     Prepaid expenses and other                                                       344                 405
                                                                                  -------             -------
           Total current assets                                                    52,535              27,837
Property and equipment, net                                                         6,035               2,780
Deferred tax asset, net                                                                 0                   7
                                                                                  -------             -------
           Total assets                                                           $58,570             $30,624
                                                                                  =======             =======



                                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Accounts payable and accrued expenses                                        $ 2,647             $ 3,608
     Accrued commissions and payroll                                                9,245               9,241
     Accrued 401 (k) plan contribution                                                872                   0
     Accrued contribution to profit sharing plan                                        0                   6
     Income taxes payable                                                               0                 340
                                                                                  -------             -------
           Total current                                                           12,764              13,195
Other liabilities                                                                      90                 135
Deferred tax liability, net                                                            77                   0
                                                                                  -------             -------
           Total liabilities                                                       12,931              13,330
                                                                                  -------             -------

Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par, 2,000 shares authorized, no
       shares issued and outstanding                                                    0                   0
     Common stock, $.02 par; 100,000 shares authorized, 9,091,
       and 7,153 shares outstanding, respectively                                     182                 144
     Capital in excess of par                                                      25,707               1,655
     Retained earnings                                                             19,777              15,520
     Cumulative translation adjustment                                                (27)                (25)
                                                                                  -------             -------
           Total stockholders' equity                                              45,639              17,294
                                                                                  -------             -------
           Total liabilities and stockholders' equity                             $58,570             $30,624
                                                                                  =======             =======




The accompanying notes are an integral part of these financial statements.

                          SOURCE SERVICES CORPORATION
                       STATEMENT OF REVENUES AND EXPENSES
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                              SEPTEMBER 29,     SEPTEMBER 30,     SEPTEMBER 29,    SEPTEMBER 30,
                                              ------------------------------      -----------------------------
                                                   1996             1995              1996              1995
                                              -------------     -------------     -------------    -------------
                                                        (UNAUDITED)                         (UNAUDITED)
Net service revenue                               $54,035          $37,015          $142,768          $101,375
Cost of sales, flexible staffing                   24,443           16,592            63,716            45,223
                                                  -------          -------          --------          --------
       Gross profit                                29,592           20,423            79,052            56,152
Operating expenses:
    Selling                                        24,363           16,505            66,229            46,651
    General and administrative                      1,918            1,645             5,670             4,287
                                                  -------          -------          --------          --------
       Total operating expenses                    26,281           18,150            71,899            50,938
                                                  -------          -------          --------          --------
       Operating income                             3,311            2,273             7,153             5,214
Other income (expense):
    Interest income                                    92               16               114                38
    Interest expense                                  (35)             (16)             (126)              (17)
    Other, net                                        (64)            (177)             (259)             (404)
                                                  -------          -------          --------          --------
       Income before income taxes                   3,304            2,096             6,882             4,831
Income tax (expense) benefit:
    Current                                        (1,528)            (820)           (2,753)           (1,917)
    Deferred                                          165               44                46               130
                                                  -------          -------          --------          --------
Net income                                        $ 1,941          $ 1,320          $  4,175          $  3,044
                                                  =======          =======          ========          ========
Net income per share                              $  0.22          $  0.18          $   0.55          $   0.42
                                                  =======          =======          ========          ========
Weighted average shares outstanding                 8,474            7,167             7,593             7,179
                                                  =======          =======          ========          ========





The accompanying notes are an integral part of these financial statements.

SOURCE SERVICES CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)

                                                      Common Stock        Capital                   Cumulative        Total
                                                   ------------------    in Excess     Retained     Translation    Stockholders'
                                                  Shares      Amount      of Par       Earnings     Adjustment        Equity
                                                  ------      ------     ---------    ---------     -----------    ------------
Balance at December 31, 1995                       7,153       $144       $1,655       $15,520        ($25)          $17,294
   Net income (unaudited)                                                                  802                           802
   Stock contribution to profit sharing
      plan (unaudited)                                                       (72)           84                            12
                                                  ------       ----      -------      --------        ----           -------
Balance at March 31, 1996 (unaudited)              7,153        144        1,583        16,406         (25)           18,108
                                                  ------       ----      -------      --------        ----           -------
   Net income (unaudited)                                                                1,430                         1,430
   Foreign currency translation
     adjustment (unaudited)                                                                             (8)               (8)
   Stock options exercised (unaudited)                                        72                                          72
                                                  ------       ----      -------      --------        ----           -------
Balance at June 30, 1996 (unaudited)               7,153        144        1,655        17,836         (33)           19,602
                                                  ======       ====      =======      ========        ====           =======
   Net income (unaudited)                                                                1,941                         1,941
   IPO proceeds (unaudited)                        1,563         31       20,325                                      20,356
   IPO costs (unaudited)                                                  (1,148)                                     (1,148)
   Underwriters overallotment
      exercised (unaudited)                          375          7        4,875                                       4,882
   Foreign currency translation
      adjustment (unaudited)                                                                             6                 6
                                                  ------       ----       -------     --------        ----           -------
Balance at September 29, 1996 (unaudited)          9,091        182        25,707       19,777         (27)           45,639
                                                  ======       ====       =======     ========        ====           =======



The accompanying notes are an integral part of these financial statements.

                         SOURCE SERVICES CORPORATION
                           STATEMENT OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                         SEPTEMBER 29,    SEPTEMBER 30,
                                                            1996              1995
                                                         ------------     ------------
                                                         (UNAUDITED)      (UNAUDITED)
Cash flows from operating activities
   Net income                                                $ 4,175         $  3,044
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
      Depreciation and amortization                              759              423
      PSP stock contributions                                     12                0
      Deferred compensation                                        0              401
      Deferred tax asset, net                                   (148)             188
      Deferred tax liability, net                                 77                0
      Loss on asset sales                                         13               17
   Decrease (increase) in assets:
      Accounts receivable                                     (8,107)          (5,157)
      Income tax receivable                                     (641)               0
      Prepaid expense                                             61              (84)
      Investments                                                  0              147
   Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                     (959)              69
      Accrued commissions and payroll                              4            4,397
      Accrued 401 (k) plan contribution                          872                0
      Accrued contribution to profit sharing plan                 (6)            (334)
      Income taxes payable                                      (340)          (1,914)
      Other liabilities                                          (51)             (86)
                                                             -------         --------
          Net cash provided by (used in)
             operating activities                             (4,279)           1,111
                                                             -------         --------

Cash flows from investing activities:
   Expenditures for property and equipment                    (4,354)          (1,260)
   Proceeds from sales of property and equipment                 327              132
                                                             -------         --------
          Net cash (used in)
             investing activities                             (4,027)          (1,128)
                                                             -------         --------

Cash flows from financing activities:
   Borrowings from revolving line of credit                   44,437           13,745
   Repayments of revolving line of credit                    (44,437)         (13,745)
   Proceeds from exercision of stock options                      72                0
   Proceeds from Initial Public Offering                      20,356                0
   Costs associated with Initial Public Offering              (1,148)               0
   Exercision of underwriters' overallotment option            4,882                0
   Repurchase treasury stock from PSP                              0               (7)
                                                             -------         --------
          Net cash  provided by (used in)
             financing activities                             24,162               (7)
                                                             -------         --------

Net increase (decrease) in cash and cash equivalents          15,856              (24)
Cash and cash equivalents at beginning of period               1,388            2,211
                                                             -------         --------
Cash and cash equivalents at end of period                   $17,244         $  2,187
                                                             =======         ========

The accompanying notes are an integral part of these financial statements.

                         SOURCE SERVICES CORPORATION
                           STATEMENT OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                         SEPTEMBER 29,    SEPTEMBER 30,
                                                             1996             1995
                                                         -------------    -------------
                                                          (UNAUDITED)      (UNAUDITED)
Supplemental Cash Flows Information

Cash paid during the period for:
   Interest                                              $        63      $        17
                                                         ===========      ===========
   Income Taxes                                          $     3,553      $     2,553
                                                         ===========      ===========





The accompanying notes are an integral part of these financial statements.

                          SOURCE SERVICES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 1996
                                  (UNAUDITED)

NOTE A --- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of business

     Source Services Corporation (the Company), which operates in a single business segment for generally accepted accounting principle reporting purposes, places experienced personnel in the fields of information technology, accounting, finance, engineering, law and health care through its divisions:
Source Edp, Source Finance, Source Engineering, Source Manufacturing, Source Consulting, Source Temps, Source HealthCare and Source Legal.

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

 Revenue Recognition

     Revenue for the placement of personnel on a permanent basis is recognized on the date the employer and individual mutually agree to an offer and acceptance of employment. If the individual fails to continue employment for a period of time as specified in the placement agreement (guarantee period), generally a thirty- to ninety-day period, the Company is not entitled to collect the placement fee. Revenue from permanent placements is shown on the Statement of Revenues and Expenses net of amounts written off for adjustments due to placed candidates not remaining in employment for the guarantee period. Revenue derived from flexible staffing is recognized as services are performed by the Company's employees and contractors. Revenue from flexible staffing on the Statement of Revenues and Expenses represents gross billings less amounts written off. The Company maintains an allowance for potential fee adjustments and uncollectible accounts for both flexible staffing and permanent placements.

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

 NOTE B ---EQUITY

     On July 29, 1996, the Company effected an initial public offering (the Offering) in which 2,500,000 shares of common stock were offered; 1,563,431 shares by the Company and 936,569 shares by certain stockholders of the Company. The offering price was $14.00 per share, of which the Company received $13.02, after application of underwriting discounts, resulting in net proceeds of $20,355,872. The Company did not receive any proceeds from the sale of shares sold by existing stockholders

     In addition, the Company granted the underwriters of the Offering, a 30-day option to purchase up to an aggregate of 375,000 additional shares of Common Stock at the initial public offering price less the underwriting discount solely to cover over-allotments, if any. The Underwriters exercised their over-allotment option in full on August 13, 1996. Upon exercising the option, total proceeds to the Company from the Offering increased to $25,238,372.

     Contemporaneous with the Offering, the Company issued stock options to certain key employees. The total number of shares granted in these options was 338,750 at the Offering price of $14.00 per share. These options are generally exercisable in the following cumulative installments: First installment - Up to one-third of the total optioned shares at any time on or after two years from the date of grant; Second installment - Up to an additional one-third of the total optioned shares at any time after three years from the date of grant; and Third installment - Up to an additional one-third of the total optioned shares at any time after four years from the date of grant. These options terminate on July 25, 2006.



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three- and Nine-Month Periods Ended September 29, 1996, compared to the Three- and Nine-Month Periods Ended September 30, 1995.

     Net Service Revenue.   Net service revenues for the three month period
ended September 29, 1996 increased 45.9% to $ 54.0 million, from $37.0 million for the three month period ended September 30, 1995. Net service revenues increased 40.8% to $ 142.8 million for the nine month period ended September 29, 1996, from $101.4 million for the nine month period ended September 30, 1995. The increase in net service revenue is primarily the result of an increase in the number of sales associates, and the Company's continued emphasis on expanding the number of service offerings in its existing markets.

     Net service revenues from flexible staffing services grew 49.6% to $ 33.8 million for the three months ended September 29, 1996, from $ 22.6 million for the three months ended September 30, 1995. Net service revenue from flexible staffing services grew 42.8% to $ 88.4 million for the nine month period ended September 29, 1996, from $ 61.9 million for the nine month period ended September 30, 1995. The growth in flexible staffing net service revenue is primarily due to an increase in the hours billed and an increase in the average billing rates. Permanent placement net service revenue increased 40.3% to $
20.2 million for the three month period ended September 29, 1996, from $14.4 million for the three month period ended September 30, 1995. Permanent placement net service revenue increased 37.5% to $ 54.3 million for the nine month period ended September 29, 1996, from $ 39.5 million for the nine month period ended September 30, 1995. The growth in permanent placement net service revenue is primarily the result of an increase in the number of permanent placements and, to a lesser extent, an increase in the average placement fees.

     Gross profit. Gross profit increased 44.9% to $ 29.6 million for the three month period ended September 29, 1996, from $20.4 million for the three month period ended September 30, 1995. Gross profit as a percentage of net service revenues decreased slightly to 54.8% for the three month period ended September 29, 1996, from 55.2% for the three month period ended September 30, 1995.
Gross profit increased 40.8% to $ 79.1 million for the nine month period ended September 29, 1996, from $56.2 million for the nine month period ended September 30, 1995. Gross profit as a percentage of net service revenues stayed constant at 55.4% for the nine month periods ended September 30, 1995 and 1996. The increase in gross profit was primarily a result of the factors described above relating to net service revenues.

     Operating expenses. Operating expenses increased 44.5% to $ 26.3 million for the three months ended September 29, 1996, from $18.2 million for the three months ended September 30, 1995. Operating expenses as a percentage of net service revenues decreased slightly to 48.6% for the three months ended September 29, 1996, from 49.0% for the three months ended September 30, 1995. Operating expenses increased 41.1% to $$ 71.9 million for the nine months ended September 29, 1996, from $50.9 million for the nine months ended September 30, 1995. Operating expenses as a percentage of net service revenues increased slightly to 50.4% for the nine months ended September 29, 1996, from 50.2% for the nine months ended September 30, 1995. This increase in operating expense as a percentage of net service revenues resulted primarily from continued investment in opening service lines in existing markets and growing the sales force by 30% over the last year.

     Other (income) expense. Other (income) expense decreased to $ 0.007 million of expense for the three months ended September 29, 1996, from $ 0.18 million of expense for the three months ended September 30, 1995. Other (income) expense decreased to approximately $0.27 million of expense for the nine months ended September 29, 1996 from approximately $0.38 million of
expense for the nine months ended September 30, 1995.   The decreases in other
(income) expense are primarily due to interest income earned on the proceeds from the Company's initial public offering effective July 29, 1996.

     Income Before Taxes. Income before taxes increased 57.6% to $ 3.3 million for the three month period ended September 29, 1996, from $ 2.1 million for the three month period ended September 30, 1995. Income before taxes increased 43.7% to $ 6.9 million for the nine month period ended September 29, 1996, from $ 4.8 million for the nine month period ended September 30, 1995. The increase in income before taxes is primarily a result of the factors described above.

     Income Taxes. The effective tax rate increased to 41% for the three months ended September 29, 1996, and 39% for the nine months ended September 29, 1996, compared to 37% for both the three and nine months ended September 30, 1995.

     Net Income. Net income increased to $ 1.9 million for the three months ended September 29, 1996, and $ 4.2 million for the nine months ended September 29, 1996, from $1.3 million for the three months ended September 30, 1995, and $3.0 million for the nine months ended September 30, 1995. The increase was primarily a result of the factors described above relating to net service revenues.

     Liquidity and Capital Resources

     As of September 29, 1996 the Company's sources of liquidity included approximately $ 39.8 million in net working capital. In addition, as of September 29, 1996, $ 10.0 million was available for borrowing under the Company's line of credit.

     During the first nine months of 1996, cash flow used by operations was approximately $ 4.3 million, resulting primarily from an increase in accounts receivable and income taxes receivable, an increase in 401-K plan contribution and a decrease in accounts payable and accrued expenses.

     During the first nine months of 1996, cash flow used by investing activities was approximately $ 4.0 million, resulting primarily from expenditures for property, plant and equipment.

     As a result of the Offering, the Company received total proceeds of $25.2 million. At September 29, 1996, after underwriting commissions and other costs of the Offering were paid amounting to approximately $ 3.0 million, $3.6 million had been used to repay short-term borrowings, $ 3.9 million had been used for capital improvements, and the remainder was invested in money market instruments.


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

Source Services Corporation
(Registrant)


By:   Richard Dupont
    ----------------------------------------------------
         Richard Dupont, Chief Financial Officer
         and Secretary

     Date:  November 12, 1996

                                 EXHIBIT INDEX

Exhibit                                       Method of Filing
-------                                       ----------------

  27.    Financial Data Schedule . . . . . .  Filed herewith electronically