Form 10-K
period 1996-12-29
SOURCE SERVICES CORP
filed 1997-03-27
CIK 1014982

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                        ----------------------------

                                  FORM 10-K
         (Mark One)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
               For the fiscal year ended December 29, 1996 or
     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the transition period from       to

                       Commission file number:  21027

                         SOURCE SERVICES CORPORATION
           (Exact name of registrant as specified in its charter)


               DELAWARE                                     36-2690960
      (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                    Identification No.)

    5580 LBJ FREEWAY
    SUITE 300
    DALLAS, TEXAS                                        75240
    (Address of principal executive offices)             (zip-code)

    Registrant's telephone number, including area code:   (972) 385-3002

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each Exchange on which registered
------------------                   -----------------------------------------
Common Stock, Par Value                Nasdaq
  $ .02 per share


         Securities registered pursuant to Section 12(g) of the Act:
                                    None

                        ----------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 1997, 9,134,362 shares of $.02 par value Common Stock were outstanding, and the aggregate market value of the common shares (based upon the last price on February 28, 1997), was approximately $171,269,288

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following document are incorporated by reference into this report: Definitive Proxy Statement in connection with the 1997
                       Annual Meeting of Stockholders

PART I

ITEM 1.  BUSINESS

GENERAL

         Source Services Corporation (the Company) is a specialty staffing services firm that provides flexible staffing and permanent placement of professional and skilled personnel primarily in the areas of information technology, accounting and finance, and engineering and manufacturing. It recently expanded its service offerings to include the staffing of professional and skilled personnel in the areas of health care and legal services. The Company believes that the ability to provide both flexible staffing and permanent placement of professional and skilled personnel in a broad spectrum of fields enables it to present integrated solutions to its clients' staffing needs. The Company further believes that the staffing of professional and skilled personnel in specialty niches generally includes longer term assignments than typical clerical temporary placement and offers the Company the opportunity for greater growth and higher profitability. The Company has offices in 54 markets throughout the United States and one in Canada.

         Initially a large provider of permanent placement services, the Company shifted its focus in 1991 to flexible staffing services, traditionally known as temporary staffing, in its areas of specialization. For the past three years, the Company's net service revenue from flexible staffing has grown at a compounded annual rate of approximately 67%. During fiscal year 1996, approximately 62% of the Company's net service revenue was derived from its flexible staffing services.

         The Company's flexible staffing business benefits greatly from the Company's experience in providing permanent placement services. Over its 35 years, the Company has developed expertise in recruiting and selecting professionals to satisfy client requests. Also, the Company currently maintains a database of over one million potential professional or skilled candidates from which it can match its clients' needs. In addition, virtually all of the Company's sales associates have a background in one of the Company's areas of specialization, thereby promoting a better understanding of the needs of the Company's clients and providing the Company an advantage in its recruiting efforts.

INDUSTRY OVERVIEW

         The significant increase in demand for flexible staffing services has been driven by the fundamental changes in the employer-employee relationship that have occurred in recent years. Many employers have sought to control personnel costs by reducing their permanent staff of employees and supplementing their workforce with temporary employees for special projects, peak work loads and other needs. Other employers have responded to new technology, increased automation, shorter technology cycles, governmental regulation and global competitive pressures by turning to flexible hiring practices to keep costs variable, achieve maximum flexibility, outsource highly specialized skills and avoid the negative effects of layoffs. Employers also use flexible staffing to shift certain employment costs and risks from their business to staffing companies which often are able to spread these risks and costs over a larger number of employees.

THE COMPANY'S SPECIALTY STAFFING SERVICES

         Overview. The Company is a staffing services firm that specializes in providing flexible staffing and permanent placement of professional and skilled personnel primarily in the areas of information technology, accounting and finance, and engineering and manufacturing. It provides services in 54 markets throughout the United States and one in Canada. The Company's operations are more heavily concentrated in large metropolitan areas. The Company has recently expanded its service offerings to include the staffing of professional and skilled personnel in the areas of health care and legal services. The Company believes that providing a broad range of specialty staffing services allows it to capitalize on its name recognition and reputation initially developed as a provider of personnel to the information technology industry.

         The Company seeks to develop an understanding of its clients' staffing needs through its sales associates, virtually all of whom have a background in an area in which the Company specializes. For example, sales associates in the Company's information technology divisions have technical experience in various computer-related fields, while most sales associates in the Company's accounting and finance divisions are certified public accountants. The specialized background of the Company's sales associates, coupled with the Company's emphasis on developing and maintaining long-term relationships with its clients, fosters the development of a consultative relationship that enhances the Company's ability to offer integrated staffing solutions to meet the needs of its clients.

         Due to its position as a provider of flexible staffing and permanent placement staffing services in its primary areas of specialization, the Company has developed access to a large number of qualified candidates. The Company maintains a database of qualified candidates containing more than one million names. The Company seeks to assure the high quality of its candidates through personal screening interviews with each candidate. These screening interviews are conducted by sales associates having a background in the candidate's area of specialty thereby further enabling the Company to offer to its clients candidates which best meet the clients' staffing needs. The Company's policy is to replace, without additional charge, flexible staffing personnel who fail to perform to the client's satisfaction and candidates placed in permanent positions whose employment terminates within the guarantee period.

         Flexible Staffing. Flexible staffing involves the placement of Company employees and independent contractors on short and long-term assignments with clients. The Company believes that flexible staffing services offer its clients a reliable and cost-effective way of obtaining professional and skilled personnel for special projects or to balance uneven or peak workloads. Because of its reputation and expertise in the segments of the staffing industry in which it specializes, the Company has access to a large number of qualified candidates to meet its clients' flexible staffing needs. The Company believes that many professional and skilled personnel are attracted to flexible staffing positions because of their desire to maintain flexible work schedules, obtain different and challenging work experiences and familiarize themselves with an employer prior to considering permanent employment. Additionally, the Company believes that its ability to offer both flexible staffing and permanent placement options to candidates gives the Company a competitive advantage in attracting skilled and qualified flexible staffing placement candidates.

         Typically, the duration of flexible assignments ranges from days or weeks to months, or in some cases years. During a typical week, the Company has more than 2,300 persons in flexible positions with clients. The Company charges hourly fees for personnel placed in flexible staffing assignments. For the years ended December 29, 1996, and December 31, 1995, flexible staffing accounted for approximately 62.3% and 60.7% respectively, of the Company's net service revenue.

         The following table sets forth the number of markets in which the Company offered flexible staffing services in its areas of specialization as of the dates indicated:

                                     December 29,  December 31,  January 1,
                                        1996         1995          1995
                                     ------------  ------------  ----------
Information Technology .........         53           43            35
Accounting and Finance .........         51           24            22
Engineering and Manufacturing...         16           11             7
Other ..........................         11            4             2



         Set forth below are the percentages of the Company's net service revenue derived from its flexible staffing services for each of the years indicated:


                                         December 29,  December 31,  January 1,
                                            1996         1995         1995
                                         ------------  ------------  ---------
Information Technology ................     45.1%        44.1%        38.1%
Accounting and Finance ................     14.9         14.6         15.4
Other .................................      2.3          2.0          1.2
                                            ----         ----         ----
Total Flexible Staffing ...............     62.3%        60.7%        54.7%
                                            ====         ====         ====

         Permanent Placement. During fiscal years ended December 29, 1996 and December 31, 1995, permanent placements accounted for 37.7% and 39.3%, respectively, of the Company's net service revenue. The Company currently offers permanent placement services in 54 markets covering 29 states and one in Canada.

         Permanent placement services include placement of candidates in permanent positions with clients. The Company believes that many businesses, in an effort to manage their cost structure and focus on their core business, have generally reduced the number of permanent, full-time employees as well as the size and capability of their human resources functions. Accordingly, companies rely more heavily on permanent placement providers for their hiring needs. The Company further believes that the increasing demand for specialized employee skills has enhanced its clients' dependence on its ability to more effectively identify and understand specialized and technical candidate skills. In addition, utilizing permanent placement providers allows companies to access a broader range of professional and skilled candidates. The Company believes its 35 year history in permanent placement services, its database containing information on over one million qualified potential placement candidates, its national presence and its practice of employing sales associates with backgrounds in the areas in which they recruit enable it to provide permanent placement staffing solutions that meet clients' needs.

         The Company's permanent placement services typically result in payment to the Company when a candidate is hired by a client and the candidate is retained for the duration of the guarantee period. The Company's fee is usually structured as a percentage of the placed candidate's first-year annual compensation.

         Set forth below are the percentages of the Company's net service revenue derived from its permanent placement services for each of the years indicated:

                                  December 29,  December 31,  January 1,
                                     1996          1995        1995
                                  ------------  ------------  ----------
Information Technology ......         21.2%        24.0%       27.0%
Accounting and Finance ......         12.3         11.5        13.9
Other .......................          4.2          3.8         4.4
                                      ----         ----        ----
Total Permanent Placement ...         37.7%        39.3%       45.3%
                                      ====         ====        ====


AREAS OF SPECIALIZATION

         The Company specializes in providing flexible staffing and permanent placement of professional and skilled personnel in the areas of information technology, accounting and finance, engineering and manufacturing, health care and legal services through eight divisions. The Company regularly reviews its areas of specialization to determine whether new areas can be added to better serve its clients' needs. The Company will continue to focus on providing professional and skilled personnel.

         Information Technology. The Company provides persons skilled in computer-related fields for flexible staffing and permanent positions. Staffing of information technology personnel accounted for approximately 66.3% of the Company's net service revenue for fiscal year 1996, and 68.1% for the fiscal year 1995.

         The Company meets clients' information technology staffing needs through two divisions. Source Consulting provides experienced professionals in all information technology disciplines for flexible staffing assignments. Source Edp provides information systems professionals on a contingency fee and retainer basis for permanent employment.

         Accounting and Finance. For fiscal years 1996 and 1995, staffing of accounting and finance personnel accounted for approximately 27.2% and 26.1%, respectively, of the Company's net service revenue. The Company meets clients' accounting and finance staffing needs through two divisions. Accountant Source Temps provides accounting and financial personnel for flexible staffing assignments in 51 markets. Source Finance provides experienced accounting and finance professionals on a contingency fee and retainer basis for permanent employment in 48 markets.

         Engineering and Manufacturing. The Company provides professional personnel in the fields of engineering and manufacturing in 16 of the Company's markets in ten states. For fiscal years 1996 and 1995, staffing of engineering and manufacturing personnel accounted for approximately 5.0% and 5.8%, respectively, of the Company's net service revenue.

         The Company meets clients' engineering and manufacturing staffing needs through two divisions. Source Engineering provides personnel highly skilled in a variety of engineering disciplines for both flexible staffing and permanent placement. Source Manufacturing provides both flexible and permanent placement of persons skilled in a variety of manufacturing and industry management disciplines.

         Legal Services. Through its Source Legal division, the Company recently has started to provide legal services personnel for flexible staffing and permanent placement in five markets.

         Health Care. The Company, through its Source HealthCare Staffing division, provides licensed professionals to health care institutions primarily for flexible staffing in two markets.

         ORGANIZATIONAL STRUCTURE

         The Company currently operates offices in 54 markets throughout the United States and one in Toronto, Canada. The Company's operations are divided into three geographic regions, each of which is under the management of a Vice President of Operations who is responsible for the overall profitability of his region. Each market served by the Company in a region is managed by a Managing Director who reports directly to the Vice President of Operations of that region and is responsible for sales of the Company's services in that market. Each of the service offerings in a market is supervised by a Sales Manager for that service. Each of the service offerings in each market is served by sales associates who report to a Sales Manager.

         In order to provide further focus on its flexible staffing services, the Company has two national executive management positions for the Company's areas of specialization; National Director of Flexible Staffing Services for the accounting and finance area and National Director of Flexible Staffing Services for the information technology area. These directors work with operations management in each market.

RECRUITING AND TRAINING

         Recruiting candidates is critical to the Company's business and growth strategy. The Company believes it has an advantage over its competitors in recruiting highly qualified personnel for the following reasons:

         * the background and experience of the Company's sales associates in each of its areas of specialization;

         * the Company's experience as a national provider of specialty staffing services;

         *  the Company's database of over one million candidates; and

         * the Company's ability to offer candidates both flexible staffing assignments and permanent placement opportunities.

         The Company attracts more than half of its candidates through referrals and repeat business. Additional candidates are identified through a comprehensive Candidate Attraction Program which includes the use of a proprietary, on-line database containing the names, qualifications and other relevant information on more than one million professional or highly skilled candidates; using proprietary and purchased lists of prospects; the use of the Internet, including a Company home page; national advertising campaigns; attendance at trade shows and career conferences; speaking engagements and professional association memberships; local media advertising; and college campus promotional activities and speaking engagements. Because of its national geographic presence, the Company has the ability to recruit highly qualified personnel in certain of its areas of specialization.

         The Company relies heavily on the recruitment efforts of its sales associates. The majority of the Company's sales associates first contact the Company as applicants for the Company's placement services. Therefore, most of the Company's sales associates have personally experienced and benefited from the ability of the Company to place its candidates in attractive flexible staffing or permanent placement positions. This personal experience benefits the sales associates and the Company in recruiting qualified candidates and in understanding the staffing needs of the Company's clients.

         The Company's sales associates are trained by the Company. Each newly-hired sales associate attends a one week initial training program administered by the corporate training department which employs field personnel as trainers. When sales associates return to their assigned office, they undergo an additional nine weeks of training by local office management. This "Certification Program" is unique for each service of the Company and is formal in its execution, including both qualitative and quantitative training events with formal sign-off by local management. Additionally, regularly scheduled meetings in each branch office include training events based on specific needs in that office. Audio visual training aids are developed and disseminated by the corporate training department to support field management with ongoing training.

         Before a candidate is placed with a client in either a flexible staffing or permanent position, a sales associate with a background in the candidate's area of specialty will conduct a personal interview with that candidate in order to evaluate qualifications and level of skills. This screening process allows the sales associate to match candidates who can satisfy the needs of individual clients, as well as direct the prospective candidates toward opportunities that are well suited to their career goals.

         The Company offers all of its candidates the opportunity to develop or enhance their skills as technological or other changes occur through a variety of training aids. In connection with an upgrade to its management information systems, the Company is installing training software licensed from a third-party supplier. Candidates for the Company's flexible staffing and permanent placement services also have the opportunity to increase their technical and business skills through the use of an on-line discussion database and chat line.

SALES AND MARKETING

         The Company markets to local accounts through its sales associates, thereby permitting the Company to capitalize on their expertise and relationships in local markets. Marketing activities at the local level are conducted within guidelines established by the Company and are supervised through the Vice Presidents of Operations, Managing Directors and Sales Managers.

         The Company's national marketing strategy, which is largely based on attracting clients who desire to work with a limited number of vendors for their staffing needs, is developed and coordinated at the corporate level and is implemented through regional and local management. This enables the Company to develop a focused national marketing strategy that is consistent throughout all of its markets.

         Clients are solicited through personal sales presentations, presentations at trade shows, telephone marketing, direct mail solicitation, Company-sponsored technical seminars and training, and referrals from clients and candidates. In addition, as a result of its history of providing permanent placement services, the Company has developed and strives to maintain a network of persons who were placed using the Company's services, and are now in positions to affect hiring decisions and rely on the Company's services in filling their flexible staffing and permanent placement needs. The Company advertises in a variety of local and national media, including the Yellow Pages, local and national newspapers and trade publications. The Company also operates a Web page on the Internet which provides both clients and candidates with information about the Company and its services as well as employment opportunities. Each year, the Company publishes salary surveys for professionals in the information technology, accounting and finance, and engineering and manufacturing industries because the Company recognizes the need for candidates to have timely information regarding hiring trends and skills currently in demand. In addition, the Company maintains information regarding the hiring status of employers and the skills they require.

         The Company's marketing plan incorporates a continual review of its clients' anticipated future staffing needs to enable the Company to respond to changes in "in-demand" skills. The quality of the relationship with client personnel is a key component of this strategy, and the Company seeks to develop long-term consultative relationships with each of its clients to more fully understand and anticipate their flexible staffing and permanent placement needs.

MANAGEMENT INFORMATION SYSTEMS

         The Company relies heavily on its management information systems in the conduct of its business. The Company principally uses a proprietary system called WIZARD, which is an enhanced version of their previous system, SCORE. WIZARD is based on the use of client-server technology, the inter-connection of all of the Company's computer systems over a high-speed frame relay network, and the use of third-party software to manage daily documentation and correspondence with clients and to provide training for the Company's candidates. The Company believes that WIZARD's unique system of coding skills and qualifications of the Company's candidates provides the Company an advantage in matching such skills and qualifications with clients' needs. For example, WIZARD enables the Company to include within the coding of the skills and qualifications of a candidate various subcandidates possessing a group of skills and qualifications, including, for example, a high level of skill in a particular computer program, will also identify candidates possessing most of the required qualifications and having skills in related or similar computer programs. This enables the Company to respond to specific client needs by searching for candidates possessing highly specialized skills or a broad grouping of skills as the circumstances require.


COMPETITION

         The specialty staffing services industry is very competitive and fragmented. There are limited barriers to entry and new competitors frequently enter the market. A number of the Company's competitors possess substantially greater resources than the Company. The Company faces substantial competition from local and national specialty staffing firms. National specialty staffing firms that offer staffing services in some or all of the Company's areas of specialization include AccuStaff Incorporated, Alternative Resources Corporation, COREStaff, Inc., Robert Half International, Inc. and Romac International, Inc. In addition, in each of the Company's markets, one or more local firms compete with the Company.

         The Company believes that the availability and quality of candidates, the level of service, the effective monitoring of job performance and the price of service are the principal elements of competition in the staffing industry. The Company believes that the availability of qualified candidates is especially important. In order to attract qualified candidates, the Company places emphasis upon its ability to provide both flexible staffing and scheduling flexibility. Additionally, in certain markets the Company has experienced significant pricing pressure from some of its competitors.
Although the Company believes it competes favorably with respect to these factors, it expects competition to increase and there can be no assurance that the Company will remain competitive.

INSURANCE

         The Company maintains a fidelity bond and a number of insurance policies including general liability and automobile liability, (each with excess liability coverage), professional liability and errors and omissions, and worker's compensation and employers' liability. There can be no assurance that any of the above coverages will be adequate for the Company's needs.

TRADEMARKS

         The Company has registered the following trademarks: Accountant Source Temps, Source Engineering, Source, Source Consulting, Source Edp, Source Finance, Source Temps, Source Legal and Source Services. The Company also has registered the SOURCE EDP logo. The Company vigorously defends its rights pursuant to these trademarks. The Company believes that the loss of one or more of such trademarks could have a material adverse effect on its business.

EMPLOYEES

         As of December 29, 1996, the Company employed approximately 3,324 persons. Of such persons, approximately 57 were engaged in corporate management and support functions, approximately 991, including approximately 656 sales associates, were involved in functions related to customer service, and the balance of 2,276 (of which approximately 200 were independent contractors) were available for or were on assignment in temporary staffing positions. As the employer, the Company is responsible for the permanent and temporary payrolls and employer's share of social security taxes (FICA), federal and state unemployment taxes, workers' compensation insurance and other direct labor costs relating to its employees. The Company offers access to various insurance programs and benefits for its flexible employees. The Company has no collective bargaining agreements covering any of its employees and has never experienced any material labor disruption. The Company considers its relations with its employees to be good.


ITEM 2.  PROPERTIES

PROPERTIES

         The Company owns no real estate. It leases its headquarters as well as its branch offices. The leases generally have terms of five years. The Company believes that its facilities are adequate for its needs and does not anticipate difficulty replacing any of its facilities or locating additional facilities.


ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of its business, the Company is from time to time threatened with or named as a defendant in various lawsuits, including discrimination and harassment and other similar claims. The Company is not currently involved in any material litigation. (See Note 12 -- "Commitments and Contingencies" to Financial Statements).


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

         The Company's Common Stock is listed on the Nasdaq National under the symbol "SRSV" and began trading on July 29, 1996.

          The Company has not paid any dividends in recent years and has not declared any cash dividends on its Common Stock in 1996. The Company currently intends to retain any earnings to provide for the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

         The following table sets forth, for the periods indicated, the range of high and low closing sale prices for the Common Stock as reported on the Nasdaq National Market.

1996                                                    High     Low
----                                                   ------   ------
Third Quarter (from July 29, 1996) .................   $20       $14
Fourth Quarter (through December 29, 1996) .........    18 5/8    15 1/2


         As of February 28, 1997, there were approximately 289 stockholders of record and approximately 3,800 beneficial holders of the Company's Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial information regarding the Company's financial position and operating results which has been extracted from the Company's financial statements for the five years ended December 29, 1996. The information should be read in conjunction with Item 7 - "Management's Discussion and

Analysis of Financial Condition and Results of Operations" and the Financial Statements and related Notes included elsewhere in this report.


                                                                        Year Ended
                                          ----------------------------------------------------------------------
                                          December 29,   December 31,     January 1,   January 2,    December 31,
                                             1996            1995           1995          1994           1992
                                          ---------       ---------       --------       --------       --------
                                                  (Amounts in thousands, except per share amounts)
Income Statement Data:
   Net service revenue ...                $ 204,748       $ 141,832       $ 90,067       $ 53,835       $ 45,109
   Cost of sales, flexible
     staffing ............                   92,042          63,052         35,411         19,927         12,606
                                          ---------       ---------       --------       --------       --------
   Gross profit ..........                  112,706          78,780         54,656         33,908         32,503
                                          ---------       ---------       --------       --------       --------
   Operating expenses:
     Selling .............                   93,211          64,882         43,795         27,546         31,212
     General and
       administrative ....                    8,371           6,636          5,447          4,683          3,951
                                          ---------       ---------       --------       --------       --------
         Total operating
            expenses .....                  101,582          71,518         49,242         32,229         35,163
                                          ---------       ---------       --------       --------       --------
  Operating income (loss)                    11,124           7,262          5,414          1,679         (2,660)
  Other income (expense),
    net ..................                       88            (540)          (403)          (349)          (556)
                                          ---------       ---------       --------       --------       --------
  Income (loss) before
    income taxes and
    cumulative effect of
    change in accounting
    principle ............                   11,212           6,722          5,011          1,330         (3,216)
  Income tax (expense)
    benefit ..............                   (4,741)         (2,547)        (1,764)          (513)         1,013
                                          ---------       ---------       --------       --------       --------
  Net income (loss) before
    cumulative effect of
    change in benefit ....                    6,471           4,175          3,247            817         (2,203)
  Cumulative effect on prior
    years of change in
    accounting for income
    taxes ................                       --              --             --             --             65
                                          ---------       ---------       --------       --------       --------
  Net income (loss) ......                   $6,471       $   4,175       $  3,247       $    817       $ (2,138)
                                          =========       =========       ========       ========       ========
  Net income (loss) per
    share before
    cumulative effect ....                $    0.80       $    0.58       $   0.45       $   0.11       $  (0.52)
  Cumulative effect ......                       --              --             --             --            .02
                                          ---------       ---------       --------       --------       --------
  Net income (loss) per
    share ................                $    0.80       $    0.58       $   0.45       $   0.11       $  (0.50)
                                          =========       =========       ========       ========       ========
  Weighted average shares
    outstanding ..........                    8,062           7,178          7,250          7,386          4,255



                                                                         Year Ended
                                          December 29,   December 31,     January 1,   January 2,    December 31,
                                             1996            1995           1995          1994           1992
                                          ---------       ---------       --------       --------       --------
                                                                      (In thousands)
Balance Sheet Data:
    Working capital ..........             $  41,337       $  14,642       $  6,419       $  4,238       $  3,015
    Total assets .............                64,553          30,624         22,434         13,031         13,895
    Total long-term debt .....                   207             135            179          1,179          1,566
    Stockholders' equity .....                47,937          17,294          7,812          4,107          2,992

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

        This Form 10-K includes certain "forward looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the Company's current expectations regarding the future results of operations, performance and achievements. Source Services Corporation has tried, wherever possible, to identify these "forward looking" statements by using words such as "anticipate," "believe," "estimate," "expect" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to risks and uncertainties which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by these statements. These risks and uncertainties include the following:
economic activity in the United States and in the regions of the country in which the Company operates; the Company's ability to attract and retain qualified personnel; the Company's ability to maintain and protect its information processing systems and proprietary technology; the achievement and management of growth by the Company through internal expansion in current markets; the retention of key management personnel and qualified sales associates; exposure to employment liability risk; competition in the Company's current and potential target markets; and changes in legislative or regulatory requirements. Readers are encouraged to review the Risk Factors Section of the Company's Form S-1 filing dated July 29, 1996 for a more complete description of these factors. The Company is not obligated to update or revise these "forward looking" statements to reflect new events or circumstances.

         The following discussion should be read in connection with the Company's Financial Statements and the related Notes thereto included elsewhere in this document.

Overview

         In recent years, substantially all of the Company's growth has come from expansion of its flexible staffing services, adding staffing services in new areas of specialization and entering new geographic markets.

         The following table sets forth the number of markets, by service type and area of specialization, as of the end of the indicated fiscal periods:

                                  1996    1995    1994    1993    1992
                                  ----    ----    ----    ----    ----
Flexible Staffing                  54      47      43      30      21
Permanent Placement                53      51      46      45      49
----------------------------------------------------------------------
Information Technology             53      51      46      43      47
Accounting and Finance             51      37      33      35      35
Engineering and Manufacturing      16      11       7       5       5
Other                              11       4       2       0       0


RESULTS OF OPERATIONS

Fiscal Year 1996 as compared to Fiscal Year 1995

     Net Service Revenue. Net service revenue increased 44.4% to $204.7 million in 1996, from $141.8 million in 1995. The growth in net service revenue was primarily attributable to an increase in the number of sales associates, and the Company's continued emphasis on expanding the number of service offerings in all markets.

     Net service revenues from flexible staffing services grew 48.1% to $127.5 million in 1996, from $86.1 million in 1995. The growth in flexible staffing net service revenue is primarily due to an increase in the hours billed from adding additional markets and growth in existing markets and, to a lesser extent, an increase in the average billing rates. Permanent placement net service revenue increased 38.6% to $77.2 million in 1996, from $55.7 million in 1995. The growth in permanent placement net service revenue is primarily the result of an increase in the number of permanent placements and, to a lesser extent, an increase in the average placement fees.

     Gross profit. Gross profit increased 43.1% to $112.7 million in 1996, from $78.8 million in 1995. Gross profit as a percentage of net service revenues decreased slightly to 55.1% for 1996, from 55.5% in 1995. The decrease was primarily a result of a continued change in mix of the Company's net service revenue toward flexible staffing services.

     Operating expenses. Operating expenses increased 42.0% to $101.6 million in 1996, from $71.5 million in 1995. The increase was primarily a result of hiring additional operations employees, increased expenses associated with the expansion of the Company's business, and upgrades in the Company's management information system. As a percentage of net service revenue, operating expenses decreased to 49.6% in 1996, as compared to 50.4% in 1995.

     Operating Income. Operating income increased 53.2% to $11.1 million in 1996, from $7.3 million in 1995. The increase is primarily a result of the factors described above.

     Other (income) expense. Other (income) expense was $88,000 of income in 1996, as compared to $540,000 of expense in 1995.

     Income Taxes. The effective tax rate was 42.2% and 37.9% in 1996 and 1995, respectively.

     Net Income. Net income increased to $6.5 million in 1996, from $4.2 million in 1995, as a result of the factors described above.

Fiscal Year 1995 as compared to Fiscal Year 1994

     Net Service Revenue. Net service revenue increased 57.5% to $141.8 million in 1995, from $90.1 million in 1994. The growth in net service revenue was primarily attributable to the opening of offices in five new geographic markets and the continued growth of the Company's flexible staffing business.

     Net service revenues from flexible staffing services grew 74.7% to $86.1 million in 1995, from $49.3 million in 1994. The growth in flexible staffing net service revenue was the result of a 48.3% increase in the number of hours billed and a 17.8% increase in average billing rates. In 1995, flexible staffing services were offered in 47 markets as compared to 43 markets in 1994. Permanent placement net service revenue increased 36.6% to $55.7 million in 1995, from $40.8 million in 1994. Permanent placement net service revenue growth resulted primarily from an increase in the number of permanent placements and, to a lesser extent, an increase in average placement fees.

     Net service revenue from information technology increased 64.9% to $96.6 million in 1995, from $58.6 million in 1994. Net service revenue from accounting and finance increased 40.2% to $37.0 million in 1995, from $26.4 million in 1994. The growth in net service revenue from information technology and accounting and finance staffing services resulted from expansion of flexible staffing services into new markets and an increase in the number of sales associates. Net service revenue from engineering, manufacturing and other professional specialties increased 61.6% to $8.2 million in 1995, from $5.1 million in 1994.

     Gross profit. Gross profit increased 44.1% to $78.8 million in 1995, from $54.7 million in 1994. Gross profit as a percentage of net service revenues decreased to 55.5% for 1995, from 60.7% in 1994. The decrease resulted from the changing mix of the Company's net service revenue toward flexible staffing services.

     Operating expenses. Operating expenses increased 45.2% to $71.5 million in 1995, from $49.2 million in 1994. The increase resulted primarily from the rapid expansion of the Company's business including opening offices in five new markets. In addition, the Company added corporate personnel and began upgrading its management information system. As a percentage of net service revenue, operating expenses decreased to 50.4% in 1995, as compared to 54.7% in 1994.

     Operating Income. Operating income increased 34.1% to $7.3 million in 1995, from $5.4 million in 1994. The increase is primarily a result of the factors described above.

     Other (income) expense. Other (income) expense increased to $540,000 of expense in 1995, as compared to $403,000 of expense in 1994.

     Income Taxes. The effective tax rate was 37.9% and 35.2% in 1995 and 1994, respectively.

     Net Income. Net income increased to $4.2 million in 1995, from $3.2 million in 1994, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operations through cash generated by operating activities and through various forms of external financing, including operating leases, capital leases and bank lines of credit. The principal use of cash is for financing working capital, particularly through periods of growth. As a result of the initial public offering on July 29, 1996, the Company received $25.2 million in net proceeds. These proceeds have been used to repay short-term borrowings, make capital improvements and to support future growth.

     As new offices are established or acquired, or as existing offices expand, there will be increasing requirements for cash resources to fund operations. The start-up of services in a new market has generally required expenditures of up to approximately $200,000 before generating positive cash flow. Historically, such new operations generally have achieved operating profitability within nine months of inception but have not contributed significant net service revenues for the first 12-to-18 months.

     On May 21, 1996, the Company replaced its $4.0 million credit facility with a $10.0 million line of credit loan agreement, which was used to repay amounts outstanding under the previous facility. Proceeds from the initial public offering in July were used to repay amounts outstanding under the $10.0 million credit facility. As of December 29, 1996, $10.0 million is available for borrowing under the Company's line of credit loan agreement.

     During 1996, capital expenditures were made primarily for computer equipment and office furniture and fixtures. The foregoing capital expenditures were financed internally from operating activities and in part by proceeds from the initial public offering effected in July 1996.

     Flexible staffing personnel are generally paid weekly for their services, whereas customer payments are generally received within 30 to 90 days from the date of invoice. As the Company's flexible staffing business grows and accounts receivable increase, the Company's need for capital will increase. With the exception of possible acquisitions, the Company believes that its cash balance, funds from operations and its line of credit will be sufficient to fund continued expansion of its services and office locations at least through the next 12 months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Management's Report

         The accompanying financial statements of Source Services Corporation (the Company) are the responsibility of and have been prepared by the Company in conformity with generally accepted accounting principles. It is necessary to include some amounts that are based on best judgment and estimates. The financial information displayed in other sections of this report is consistent with these financial statements.

         The Company seeks to assure the objectivity and integrity of its financial records by careful selection of its managers, by organizational arrangements that provide an appropriate division of responsibility and by communications programs aimed at assuring that its policies and methods are understood throughout the organization.

         The Company has a comprehensive formalized system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that financial records are reliable. Appropriate management monitors the system for compliance. In addition, as part of their audit of financial statements, the Company's independent accountants review and test the internal accounting controls selectively to establish a basis of reliance thereon in determining the nature, extent and timing of tests to be applied.

         The Board of Directors pursues its oversight role in the area of financial reporting and internal accounting control through its Audit Committee. This Committee, composed solely of nonmanagement directors, regularly meets with the independent accountants and management to monitor the proper discharge of each of its responsibilities relative to internal accounting controls and the financial statements.





/s/ D. Les Ward                           /s/ Richard Dupont
-------------------------------------     -------------------------------------
D. Les Ward                               Richard Dupont
President and Chief Executive Officer     Chief Financial Officer and Secretary

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Source Services Corporation

In our opinion, the financial statements and financial statement schedule listed in the index appearing under Item 14(a)(1) and (2) and 14(d) on page F-2 present fairly, in all material respects, the financial position of Source Services Corporation at December 29, 1996 and December 31, 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP
-------------------------
PRICE WATERHOUSE LLP
Dallas, Texas
March 17, 1997

                          SOURCE SERVICES CORPORATION
                                BALANCE SHEET
                            (AMOUNTS IN THOUSANDS)

                                    ASSETS



                                                                   DECEMBER 29,     DECEMBER 31,
                                                                      1996             1995
                                                                   ------------     ------------
Current assets:
     Cash and cash equivalents .............................        $ 18,849         $  1,388
     Accounts receivable, less allowance for doubtful
        accounts and fee adjustments of $2,590 and
        $1,357 respectively ................................          37,018           25,299
     Deferred tax asset, net ...............................           1,611              745
     Prepaid expenses and other ............................             268              405
                                                                    --------         --------
          Total current assets .............................          57,746           27,837
Property and equipment, net ................................           6,807            2,780
Deferred tax asset, net ....................................               0                7
                                                                    --------         --------
          Total assets .....................................        $ 64,553         $ 30,624
                                                                    ========         ========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses .................        $  3,796         $  3,608
     Accrued commissions and payroll .......................          11,684            9,241
     Accrued 401(k) plan contribution ......................             430                0
     Accrued contribution to profit sharing plan ...........               0                6
     Income taxes payable ..................................             499              340
                                                                    --------         --------
          Total current liabilities ........................          16,409           13,195
Other liabilities ..........................................             207              135
                                                                    --------         --------
          Total liabilities ................................          16,616           13,330
                                                                    --------         --------
Stockholders' equity:
     Preferred stock, $.01 par, 2,000 shares authorized, no
          shares issued and outstanding ....................               0                0
     Common stock, $.02 par, 100,000 shares authorized,
          9,134, and 7,153 shares outstanding (includes 618
          shares issued in 1996 to the profit sharing plan
          and 4,684 shares issued in 1996 as a stock
          dividend), respectively ..........................             182              144
Capital in excess of par ...................................          25,707            1,655
Retained earnings ..........................................          22,077           15,520
Treasury stock .............................................              (8)               0
Cumulative translation adjustment ..........................             (21)             (25)
                                                                    --------         --------
          Total stockholders' equity .......................          47,937           17,294
                                                                    --------         --------
          Total liabilities and stockholders' equity .......        $ 64,553         $ 30,624
                                                                    ========         ========





      The accompanying notes are an integral part of these financial statements.

                          SOURCE SERVICES CORPORATION
                       STATEMENT OF REVENUES AND EXPENSES
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   YEAR ENDED
                                                 ----------------------------------------------
                                                 DECEMBER 29,      DECEMBER 31,      JANUARY 1,
                                                   1996               1995              1995
                                                 --------------  --------------  --------------
   Net service revenue ...................        $ 204,748         $ 141,832         $ 90,067
   Cost of sales, flexible staffing ......           92,042            63,052           35,411
                                                  ---------         ---------         --------
       Gross profit ......................          112,706            78,780           54,656
                                                  ---------         ---------         --------
   Operating expenses:
       Selling ...........................           93,211            64,882           43,795
       General and administrative ........            8,371             6,636            5,447
                                                  ---------         ---------         --------
          Total operating expenses .......          101,582            71,518           49,242
                                                  ---------         ---------         --------
          Operating income ...............           11,124             7,262            5,414

   Other income (expense):
       Interest income ...................              472                99               10
       Interest expense ..................             (173)              (61)             (32)
       Interest expense on payable to
          stockholders ...................                0                 0             (163)
       Other, net ........................             (211)             (578)            (218)
                                                  ---------         ---------         --------
          Income before income taxes .....           11,212             6,722            5,011
                                                  ---------         ---------         --------
   Income tax (expense) benefit:
       Current ...........................           (5,508)           (2,764)          (2,064)
       Deferred ..........................              767               217              300
                                                  ---------         ---------         --------
          Total income tax expense .......           (4,741)           (2,547)          (1,764)
                                                  ---------         ---------         --------
   Net income ............................        $   6,471         $   4,175         $  3,247
                                                  =========         =========         ========
   Net income per share ..................        $    0.80         $    0.58         $   0.45
                                                  =========         =========         ========
   Weighted average shares outstanding ...            8,062             7,178            7,250
                                                  =========         =========         ========





   The accompanying notes are an integral part of these financial statements.

                         SOURCE SERVICES CORPORATION
                      STATEMENT OF STOCKHOLDERS' EQUITY
                            (AMOUNTS IN THOUSANDS)





                                 Common  Stock     Capital                             Cumulative   Treasury  Stock       Total
                                 ----------------  in Excess  Retained   Deferred      Translation  -----------------  Stockholders'
                                 Shares  Amount    of Par     Earnings   Compensation  Adjustment   Shares    Cost        Equity
                                 -------- ------- ---------- ---------- ------------ ------------ --------- --------- --------------
January 2, 1994 ..............   2,299   $    48    $   81   $  7,759     $(946)        $   (18)       96     $(2,817)    $  4,107
  Net income .................                                  3,247                                                        3,247
  Foreign currency
   translation adjustment ....                                                               (3)                                (3)
  Deferred compensation ......     (30)                 43        749       534                        30        (865)         461
                                 -----   -------  --------   --------   -------         -------      -----     ------     --------
January 1, 1995 ..............   2,269        48       124     11,755      (412)            (21)      126      (3,682)       7,812
                                 -----   -------  --------   --------   -------         -------      -----     ------     --------
  Net income .................                                  4,175                                                        4,175
  Foreign currency
   translation adjustment ....                                                               (4)                                (4)
  Stock contribution to profit
   sharing plan ..............     213         2     1,606       (679)                               (139)      4,063        4,992
  2.9-for-1 stock split ......   4,684        94       (94)                                                                      0
  Deferred compensation ......     (13)                 19        269       412                        13        (381)         319
                                 -----   -------  --------   --------   -------         -------      -----     ------     --------
December 31, 1995 ............   7,153       144     1,655     15,520         0             (25)        0           0       17,294
                                 -----   -------  --------   --------   -------         -------      -----     ------     --------
  Net income .................                                  6,471                                                        6,471
  Stock contribution to profit
   sharing plan ..............                         (72)        86                                                           14
  Foreign currency translation
   adjustment ................                                                                4                                  4
  Initial public offering of
   common stock ..............   1,563        31    20,325                                                                  20,356
  Costs of initial public
    offering .................                      (1,148)
                                                                                                                            (1,148)
  Stock options exercised ....      44                  72                                                                      72
  Repurchase of fractional
   shares ....................      (1)                                                                  1         (8)          (8)
  Underwriters overallotment
   exercised .................     375         7     4,875                                                                   4,882
                                 -----   -------  --------   --------   -------         -------      -----     ------     --------
December 29, 1996 ............   9,134   $   182  $ 25,707   $ 22,077   $     0         $   (21)         1     $   (8)    $ 47,937
                                 =====   =======  ========   ========   =======         =======      ======    =======    ========







  The accompanying notes are an integral part of these financial statements.

                          SOURCE SERVICES CORPORATION
                            STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                                  YEAR ENDED
                                                                  -------------------------------------------
                                                                  DECEMBER 29,     DECEMBER 31,     JANUARY 1,
                                                                      1996             1995            1995
                                                                  --------------  --------------  ------------
Cash flows from operating activities:
  Net income ............................................          $  6,471         $  4,175        $  3,247
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization .......................             1,476              570             406
    Profit Sharing Plan stock contributions .............                14            4,992               0
    Deferred compensation ...............................                 0              288             461
    Deferred tax asset, net .............................              (859)            (236)           (231)
    Deferred tax liability, net .........................                91                0            (111)
    Loss on asset sales .................................                18               52               9
  Decrease (increase) in assets:
    Accounts receivable .................................           (11,719)          (7,315)         (8,122)
    Prepaid expense .....................................               137             (188)           (141)
    Investments .........................................                 0              147              (5)
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses ...............               188             (600)          1,072
    Accrued commissions and payroll .....................             2,443            3,745           3,085
    Accrued 401(k) plan contribution ....................               430                0               0
    Accrued contribution to profit sharing plan .........                (6)          (3,236)          3,242
    Income taxes payable ................................               159           (1,157)            714
    Accrued interest on payable to stockholders .........                 0                0            (190)
    Other liabilities ...................................               (15)             (44)            (69)
                                                                   --------         --------        --------
      Net cash provided by (used in) operating
        activities ......................................            (1,172)           1,193           3,367
                                                                   --------         --------        --------

Cash flows from investing activities:
  Expenditures for property and equipment ...............            (5,875)          (2,168)           (874)
  Proceeds from sales of property and equipment .........               354              152               3
                                                                   --------         --------        --------
      Net cash (used in) investing activities ...........            (5,521)          (2,016)           (871)
                                                                   --------         --------        --------

Cash flows from financing activities:
  Borrowings from revolving line of credit ..............            44,437           13,775          16,026
  Repayments of revolving line of credit ................           (44,437)         (13,775)        (17,441)
  Repayments of principle and interest on payable to
    stockholders ........................................                 0                0            (630)
  Initial public offering proceeds ......................            20,356                0               0
  Initial public offering costs .........................            (1,148)               0               0
  Exercision of underwriters' overallotment option ......             4,882                0               0
  Proceeds from exercision of stock options .............                72                0               0
  Repurchase treasury stock from Profit Sharing Plan ....                (8)               0               0
                                                                   --------         --------        --------
      Net cash provided by (used in) financing
        activities ......................................            24,154                0          (2,045)
                                                                   --------         --------        --------

Net increase (decrease) in cash and cash equivalents ....            17,461             (823)            451
Cash and cash equivalents at beginning of period ........             1,388            2,211           1,760
                                                                   --------        --------         --------
Cash and cash equivalents at end of period ..............          $ 18,849         $  1,388        $  2,211
                                                                   ========         ========        ========


Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest ............................................          $     73         $     61        $    385
                                                                   ========         ========        ========

    Income Taxes ........................................          $  4,977         $  3,447        $  1,556
                                                                   ========         ========        ========




  The accompanying notes are an integral part of these financial statements.

                          SOURCE SERVICES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 --- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of business

     Source Services Corporation (the Company), which operates in a single business segment for generally accepted accounting principle reporting purposes, places experienced personnel in the fields of information technology, accounting, finance, engineering, law and health care through its divisions:
Source Edp, Source Finance, Source Engineering, Source Manufacturing, Source Consulting, Accountant Source Temps, Source HealthCare Staffing and Source Legal.

 Management estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Fiscal periods

     The Company utilizes 4-4-5 (week) quarterly accounting periods with the fiscal year ending on the Sunday nearest the last day of December. Fiscal 1994 ended January 1, 1995, fiscal 1995 ended December 31, 1995, and fiscal 1996 ended December 29, 1996.

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

 Cash and cash equivalents

     Cash and cash equivalents include cash on hand and in banks and overnight investments. Overnight investments in Eurodollars were $4,500 and $1,165 at December 29, 1996 and December 31, 1995, respectively.

 Treasury stock

     Treasury shares acquired are held for future reissuance. Treasury shares are recorded at cost of acquisition. Reissued shares are relieved using the average cost method.


 Property and equipment

     Furniture and equipment is stated at cost and is depreciated on a straight-line basis over estimated useful lives, ranging from three to seven years. Leasehold improvements are stated at cost and are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the improvements.

 Self-insurance

     The Company offers an employee benefit program for which it is self-insured for a portion of the cost. The Company is liable for claims up to $100 per employee and aggregate claims up to a defined yearly payment limit. All full-time employees and salaried consultants are eligible to participate in the program. Self-insurance costs are accrued using actuarial estimates to approximate the liability for reported claims and claims incurred but not reported.

 Fair value of financial instruments

     Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments," requires the disclosure, to the extent practicable, of the fair value of financial instruments which are recognized or unrecognized in the balance sheet. The carrying amounts of the Company's financial instruments, primarily cash, investments, and short-term trade receivables and payables, approximate fair value.

 Income Taxes

     The Company accounts for income taxes under the principles of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the carrying amounts and the tax bases of other assets and liabilities.

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

 Earnings per share

     Earnings per share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during
the year.   Common stock equivalents consist of stock options.

 New Accounting Pronouncement

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation." The Company has elected not to adopt the accounting recognition provisions of SFAS No. 123 and will continue to use the accounting method under Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25) to account for its stock based compensation programs. The Company has adopted SFAS No. 123 by making the required pro forma disclosures of net income and earnings per share as if the fair value method of accounting under SFAS No. 123 has been applied. (See Note 9 -- Stock Option Plan).

NOTE 2 --- PROPERTY AND EQUIPMENT

     Property and equipment are comprised of the following at:

                                                  December 29,    December 31,
                                                    1996             1995
                                                 -------------    -------------
 Furniture and fixtures ..................        $  5,899         $ 4,235
 Computer equipment ......................           5,060           1,820
 Leasehold improvements ..................             404             267
                                                  --------         -------
                                                    11,363           6,322
 Accumulated depreciation and amortization          (4,556)         (3,542)
                                                  --------         -------
                                                  $  6,807         $ 2,780
                                                  ========         =======

NOTE 3 --- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses are comprised of the following at:

                                                   December 29,   December 31,
                                                     1996            1995
                                                   ------------   ------------
Trade accounts payable .....................        $1,798          $2,302
Self-insurance accrual for employee benefits         1,015             499
Accrued sales meeting ......................           308             398
Other ......................................           675             409
                                                    ------          ------
                                                    $3,796          $3,608
                                                    ======          ======

NOTE 4 --- PROFIT SHARING PLAN

     The Company has a profit sharing plan covering substantially all employees. Under provisions of the plan, the Company has no obligation beyond declared contributions and has no rights to the assets of the profit sharing plan. The Company declared no contributions to the plan for fiscal 1996. For fiscal 1995, the Company declared a contribution funded from treasury shares and common shares on March 31, 1996, in the amount of $4,998 .

     At December 29, 1996 and December 31, 1995, the profit sharing plan held 3,366 and 4,904 shares, respectively, of the Company's common stock, which includes 618 shares contributed to the profit sharing plan on March 31, 1996. The shares held by the profit sharing plan represented approximately 37% and 68%, respectively, of outstanding shares.

NOTE 5 --- 401(K) PLAN

     Effective January 1, 1996, the Company established the Source Services Corporation defined contribution 401(k) Profit Sharing Plan (the 401(k) Plan) to help supplement retirement income of employees who complete one year of service and attain age 21. The 401(k) Plan is effective as of January 1, 1996 and effective as of April 30, 1996 with respect to the 401(k) Plan's elective deferral provisions, whereby eligible employees may elect to defer on a before tax basis up to 15% of their compensation to the 401(k) Plan. The maximum amount a participant may elect to defer for 1996 may not exceed $9.5. For 1996, the Company will make a matching contribution at a rate of 100% of the first 2% of each participant's compensation deferred, 75% of the next 2% of each participant's compensation deferred, and 50% of the next 2% of each participant's compensation deferred. The Company's matching contribution will become fully vested after a participant completes five years of service for vesting purposes. Under the 401(k) Plan, the Company will make contributions to a Trust Fund, which will pay benefits upon retirement. Eligible employees may contribute amounts through payroll deductions. The employee contributions and employer contributions are invested in funds available under the 401(k) Plan.

NOTE 6 --- REVOLVING LINE OF CREDIT

     The Company has a $10,000 revolving line of credit agreement dated May 21, 1996. The revolving line of credit is collateralized by accounts receivable and other property of the Company. The commitment period extends to May 21, 1997. Commitment fees are payable on the unused balance at a rate of 3/8% per annum, payable quarterly. Interest accrues on outstanding amounts at the prime rate. The prime rate was 8.25% at December 29, 1996. Restrictive covenants under the agreement include tangible net worth levels, current ratio limitations, and interest coverage requirements in addition to restrictions on indebtedness, liens, and sale of assets. There were no amounts outstanding under the line of credit at December 29, 1996, however, the Company borrowed against the line of credit at various times during fiscal 1996 for working capital purposes on an as needed basis.

     Prior to May 21, 1996, the Company had a $4,000 line of credit agreement dated November 30, 1994 that was canceled upon entering into the revolving line of credit agreement dated May 21, 1996. There were no amounts outstanding under the line of credit at December 31, 1995, however, the Company borrowed against the line of credit at various times during fiscal 1995 for working capital purposes on an as needed basis. Interest accrued on outstanding amounts at a rate of prime plus 0.5%. The prime rate at December 31, 1995 was 8.0%.

NOTE 7 --- EQUITY

     On July 29, 1996, the Company effected an initial public offering (the Offering) in which 2,500.0 shares of common stock were offered; 1,563.4 shares by the Company and 936.6 shares by certain shareholders of the Company. The offering price was $14.00 per share, of which the Company received $13.02, after application of underwriting discounts, resulting in net proceeds of $20,355.9. The Company did not receive any proceeds from the sale of shares sold by existing stockholders.

     In addition, the Company granted the underwriters of the Offering, a 30-day option to purchase up to an aggregate of 375.0 additional shares of Common Stock at the initial public offering price less the underwriting discount solely to cover over-allotments, if any. The Underwriters exercised their over-allotment option in full on August 13, 1996. Upon exercising the option, total proceeds to the Company from the Offering increased to $25,238.4.

     Contemporaneous with the Offering, the Company issued stock options to certain key employees. The total number of shares granted in these options was
358.8 at the Offering price of $14.00 per share. These options are generally exercisable in the following cumulative installments: first installment - up to one-third of the total optioned shares at any time on or after two years from the date of grant; second installment - up to an additional one-third of the total optioned shares at any time after three years from the date of grant; and third installment - up to an additional one-third of the total optioned shares at any time after four years from the date of grant. There was no compensation expense recorded in connection with the issuance of the options. These options terminate on July 25, 2006. (See Note 9 -- Stock Option Plan).

     During the fourth quarter of 1996, the Company re-purchased fractional shares held by the Profit Sharing Plan as well as certain shareholders. This repurchase consisted of approximately 0.5 shares for $7.9.

NOTE 8 --- INCENTIVE STOCK BONUS PROGRAM

     On December 10, 1992, certain employees were awarded cash and shares of the Company's common stock previously held in treasury. Total shares awarded were 369 (pre-split). The shares were restricted such that ownership and voting rights vested over three years: 20% at December 31, 1993, 40% at December 31, 1994 and 40% at December 31, 1995. Any unvested shares were forfeited and returned to the Company if an employee terminated prior to the vesting dates. Shares forfeited were 13 and 30, respectively, as of December 31, 1995 and January 1, 1995. Shares vested were 774 and 168 (pre-split) as of December 31, 1995 and January 1, 1995, respectively.

     The cost of the stock bonus, determined as the fair market value of the shares ($3.80 (pre-split) as determined by an independent valuation) at the date of grant, has been recorded as deferred compensation and is presented as a separate component of stockholders' equity. Deferred compensation is expensed ratably over the vesting period. Compensation expense relative to the value of shares awarded was $361, $419, and $237 in fiscal years 1995, 1994 and 1993, respectively. At December 31, 1995, there was no remaining deferred compensation.

NOTE 9 --- STOCK OPTION PLAN

     On April 30, 1996, the Company approved the 1996 Stock Option Plan (the Employees' Stock Option Plan). Under the Employees' Stock Option Plan, options may be granted to eligible employees of the Company or its subsidiaries for the purchase of an aggregate 1,000 shares of Common Stock of the Company.
Employees eligible under the Employees' Stock Option Plan are those employees whose performance and responsibilities are determined by the Compensation Committee of the Board of Directors to be influential to the Company's success. The Employees' Stock Option Plan requires that the exercise price of each option that is intended to constitute an incentive stock option must not be less than 100% of the fair value of the Common Stock at the time of the grant of the option.

     On July 29, 1996, the Company issued 358.8 options to various executives and key employees at an exercise price of $14.00, contemporaneous with the Offering effected on that date (See Note 7 --- Equity). On July 13, 1995, the Company issued 10 nonstatutory stock options (pre-split) to two outside directors of the Company at an exercise price of $10.15, which was management's best estimate of market value at the date of grant. On March 3, 1994, the Company issued 25 nonstatutory stock options (pre-split) to five outside directors of the Company at an exercise price of $4.85, which was management's best estimate of market value at the date of grant. There was no compensation expense recorded in connection with the issuance of the options granted in 1996, 1995 and 1994. The 1996 options vest over four years: 33 1/3% at July 26, 1998, 33 1/3% at July 26, 1999 and 33 1/3% at July 26, 2000. The 1995 options vest over two years: 50% at January 1, 1996 and 50% at January 1, 1997. The 1994 options vested over two years: 50% at January 1, 1995 and 50% at January 1, 1996. The options are exercisable for ten years from the date of grant. During 1994, 5 options (pre-split) were forfeited due to the termination of a director. In 1996, prior to the Offering, 15 options (pre-split) were exercised at an exercise price of $4.85. At December 29, 1996, 408.3 options were outstanding and 10 options (pre-split) are exercisable within 60 days.

     The Company applies APB Opinion No. 25 in accounting for its stock option plans, which are described above. Under these stock option plans adopted in 1996, 1995 and 1994, executives, key employees and directors have been granted options to purchase common shares. In each case, the option price equals the fair market value of the common shares on the day of the grant and accordingly, no compensation cost has been recognized under the provisions of APB Opinion No. 25 for these stock option plans. Under SFAS No. 123, compensation cost is measured at the grant date on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for the Company's stock option plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method provided in SFAS No. 123, the Company's net income and net income per share would have been reflected by the following pro forma amounts:

                                                     1996             1995
                                                   ------           ------
Net income                As reported              $6,471           $4,175
                          Pro forma                $6,222           $4,141

Net income per share      As reported              $ 0.80           $ 0.58
                          Pro forma                $ 0.77           $ 0.58

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: no dividend yield, expected volatility of 29.0% and 28.2%, risk free interest rates of 6.61% and 6.36%, and expected lives of ten years.

NOTE 10 -- EMPLOYEE STOCK PURCHASE PLAN

     During 1996, the Company enacted an Employee Stock Purchase Plan. This plan allows employees to purchase stock at the current market price through payroll deductions, without paying commissions on purchases. All employees are eligible to participate in the Employee Stock Purchase Plan, and there is no waiting period.

NOTE 11 --- INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                        1996            1995           1994
                                                      --------        --------        -------
Current provision / (benefit)
  Federal ....................................        $ 4,074         $ 2,540         $ 2,100
  State and other ............................          1,434             224             (36)
                                                      -------         -------         -------
                                                        5,508           2,764           2,064
Deferred provision / (benefit)
  Federal and state ..........................           (767)           (217)           (300)
                                                      -------         -------         -------
                                                      $ 4,741         $ 2,547         $ 1,764
                                                      =======         =======         =======

     The Company's income tax expense was computed in accordance with SFAS 109. Deferred benefit represents the change in the deferred tax asset and is discussed further below.

     Balance sheet amounts of deferred taxes are recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. The principal sources of temporary differences, tax effected at statutory rates, are reduced by unrecognized benefits in arriving at the deferred tax. The deferred tax provision or benefit is recognized for the change in deferred tax liabilities or assets between periods.

     Deferred tax assets / (liabilities) are comprised of the following at :

                                                                                December 29,   December 31,
                                                                                    1996          1995
                                                                                ------------   ------------
Deferred tax assets
   Employee insurance claims ............................................        $   411         $ 185
   Accrued rent .........................................................             52            52
   Allowance for doubtful accounts ......................................          1,051           499
   Accrued vacation .....................................................            143            59
   Other ................................................................             --            24
                                                                                 -------         -----
Gross deferred tax assets                                                          1,657           819
Deferred tax liabilities
   Depreciation                                                                     (137)          (67)
                                                                                 -------         -----
   Net deferred tax asset / (liability)                                          $ 1,520         $ 752
                                                                                 =======         =====


The following table reconciles the federal income tax provision at the statutory rate to actual taxes reflected in the accompanying financial statements:


                                                        1996            1995            1994
                                                      -------         -------         -------
Statutory U.S. tax rates                              $ 3,814         $ 1,785         $   452
Increase / (decrease) in taxes resulting from:
     Permanent differences                                125             116              40
     State taxes, net of federal benefit                  766             224             166
     Other                                                 36              (6)           (227)
                                                      -------         -------         -------
Income tax expense                                    $ 4,741         $ 2,547         $ 1,764
                                                      =======         =======         =======


NOTE 12 --- COMMITMENTS AND CONTINGENCIES

 Lease agreements

     The Company leases office facilities and various equipment under noncancellable leases expiring at various dates through 2002. Certain leases are subject to escalation clauses based upon changes in the Consumer Price Index. The minimum future annual operating lease commitments for leases with noncancellable terms in excess of one year, exclusive of escalation, are as follows:

            Year                                       Operating
            ----                                       ---------
            1997                                          $4,576
            1998                                           4,502
            1999                                           3,917
            2000                                           3,082
            2001                                           1,307


Rental expense for the years ended December 29, 1996, December 31, 1995, and January 1, 1995 was $3,932, $3,063, and $2,426, respectively.

 Litigation

     The Company is a defendant in various lawsuits arising in the normal course of business. The ultimate outcome of these matters cannot presently be determined; however, it is management's belief that the outcome of these lawsuits will not be material to the Company's results of operations or financial condition. Accordingly, no provision for any liability that may result has been made in the financial statements.

NOTE 13 --- QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth the unaudited quarterly results of operations:

                                       QUARTER ENDED
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                            ----------------------------------------
                            JUNE 30,    SEPTEMBER 29,   DECEMBER 29,
                            ----------  -------------   ------------
                                           1996
                                        -------------
Net service revenue         $47,899        $54,035        $61,980
Gross profit                $27,161        $29,592        $33,653
Net income                  $ 1,430        $ 1,941        $ 2,297
Net income per share        $  0.16        $  0.22        $  0.24


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company, and their ages as of February 28, 1997, are as follows:

Name                                                         Age     Position
----                                                         ---     --------
D. Les Ward (1) . . . . . . . . . . . . . . . . . . . . .    42     President, Chief Executive Officer and Director
Richard Dupont  . . . . . . . . . . . . . . . . . . . . .    41     Chief Financial Officer and Secretary
Jack A. Causa . . . . . . . . . . . . . . . . . . . . . .    48     Vice President of Operations - Eastern Division
Joseph A. Gendron   . . . . . . . . . . . . . . . . . . .    45     Vice President of Operations - Western Division
Lawrence J. Stanczak  . . . . . . . . . . . . . . . . . .    48     Vice President of Operations - Central Division
John N. Allred (2)  . . . . . . . . . . . . . . . . . . .    50     Director
Adrian Alter (2)(3)(4)  . . . . . . . . . . . . . . . . .    71     Director
Paul M. Bass, Jr. (1)(3)  . . . . . . . . . . . . . . . .    61     Director
Wayne D. Emigh (1)(2) . . . . . . . . . . . . . . . . . .    63     Chairman of the Board of Directors
John Sifonis (3). . . . . . . . . . . . . . . . . . . . .    55     Director
Karl Vogeler (2)(4) . . . . . . . . . . . . . . . . . . .    54     Director

-----------
(1)  Member of the Executive Committee
(2)  Member of the Audit Committee
(3)  Member of the Compensation Committee
(4)  Member of the Nominating Committee

         D. Les Ward has served as President and Chief Executive Officer of the Company since September 1994. From December 1989, when he joined the Company, until September 1994, Mr. Ward served as Chief Financial Officer of the Company. From November 1988 until joining the Company, Mr. Ward served as Controller of Muratec Incorporated, a telecommunications company. Mr. Ward has eighteen years of financial management experience, including management positions with companies in the staffing, telecommunications, oil and gas and insurance industries. Mr. Ward has served as a director since September 1994.

         Richard Dupont joined the Company in December 1989 as its Controller and has served as its Chief Financial Officer and Secretary since September 1994. From November 1988 until joining the Company, Mr. Dupont served in various capacities, including Assistant Controller, of Muratec Incorporated. Mr. Dupont has fifteen years of financial management experience, including positions with companies in the telecommunications, retail and insurance industries.

         Jack A. Causa has served as Vice President of Operations - Eastern Division since October 1995. From 1985 until that time, Mr. Causa served as a Regional Vice President of the Company. Prior to that time, Mr. Causa held various management positions with the Company, beginning in 1981. Prior to joining the Company, Mr. Causa served as Director of Financial Services of Carter-Wallace, Inc., a consumer products and pharmaceutical manufacturer. Mr. Causa is a Certified Public Accountant and has six years of audit experience with Price Waterhouse LLP.

         Joseph A. Gendron has served as Vice President of Operations - Western Division since October 1995. From April 1992 until that time, Mr. Gendron served as Regional Vice President after having served as Managing Director from October 1991. From October 1990 until October 1991, Mr. Gendron served as a search consultant for Innovative Technology, a personnel search firm specializing in the placement of data communication and software professionals. Prior to that time, Mr. Gendron served in various capacities with the Company beginning in March 1983.

         Lawrence J. Stanczak was named Vice President of Operations - Central Division in December 1995. From January 1994 until that time, he served as Managing Director of the Company's Chicago market. From July 1993 through December 1993, Mr. Stanczak was a branch manager of Data Performance, Inc., a provider of temporary personnel. Prior to that, Mr. Stanczak served in various capacities with the Company, including Chicago Area Manager of Source Edp from May 1983 until June 1993.

         John N. Allred has served as President of A.R.G., Inc., a provider of temporary and permanent physicians located in Kansas City area since January 1994. Prior to that time, Mr. Allred served in various capacities with the Company. Beginning in 1976 he was named Branch Manager of the Kansas City branch, and was promoted to Regional Vice President in 1983 and Vice President in 1987. Prior to joining the Company, Mr. Allred held various positions, including Manager of Data Processing Services and Systems Analyst with Systec Data Management. Mr. Allred served as a director of the Company from August 1992 until November 1993 and was again elected as a director in September 1994.

         Adrian Alter served as Managing Partner of the Dallas/Fort Worth office of Ernst & Young until his retirement in 1986. From 1986 until 1988, he was Senior Vice President and Managing Director of corporate Finance of Lovett, Underwood, Neuhaus & Webb, an investment banking firm. Since 1988, Mr. Alter has been President of Alter and Associates, a financial consulting firm located in Dallas, Texas. Mr. Alter has served as director of the Company since 1991.

         Paul M. Bass, Jr. has been Vice Chairman of First Southwest Company, a regional investment banking firm, since 1988. He has served as Director of the Company since 1992. Mr. Bass is also affiliated with California Federal Bank (Director and Chairman of the Audit Committee), Keystone Consolidated Industries, Inc., a wire manufacturing company (Director and Chairman of the Audit Committee and member of the Executive Committee), MACC Private Equities, Inc., a small business investment company (Director and Chairman of the Board), and Richard Gordman 1/2 Price Stores, Inc. (Chairman of the Board and Chairman of the Executive Committee).

         Wayne D. Emigh has served as a director of the Company since 1983. He has served as Chairman of the Board intermittently from 1985 to 1991, and continuously since 1993. Mr. Emigh joined the Company in 1968 and served in various management positions until retiring in 1985. Mr. Emigh also served as President of the Company on an interim basis from January 1991 until September 1991. Prior to joining the Company, Mr. Emigh held various positions, including Director of Corporate Management Information Systems with Rexall Drug and Chemical Company, and Systems Analyst with UNIVAC, Inc.

         John Sifonis has been a Principal with Siberg Associates, an information technology consulting firm in New York, New York, for more than five years. Prior to that time, Mr. Sifonis has served as Vice President of Mercer Management Consultants, as Partner with Ernst & Young LLP and in various development positions with Unisys, Inc., a computer technology firm, and General Electric Corp. Mr. Sifonis is the author of two books on corporate management, DYNAMIC PLANNING and CORPORATION ON A TIGHTROPE. Mr. Sifonis has served as a director of the Company since 1992.

         Karl Vogeler is a litigation partner with the law firm of Thompson, Coe, Cousins & Irons in Dallas, Texas, where he has been employed since 1990. Mr. Vogeler's previous business experience includes serving as Branch Manager of the Dallas, Texas office of Source Edp, as Project Manager and Senior Systems Analyst of Republic National Bank of Dallas, N.A., and Systems Engineer for Electronic Data Systems, Inc. Mr. Vogeler has served on the Board of Directors of the Company since 1994.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Executive Committee of the Board of Directors is composed of Messrs. Emigh, Ward and Bass. Subject to statutory limitations, the Executive Committee is authorized to exercise the powers of the Board of Directors between regular meetings.

         The Audit Committee is composed of Messrs. Allred, Alter, Emigh and Vogeler. The Audit Committee reviews the scope of the independent accountants' examinations of the Company's financial statements and receives and reviews their reports. The Audit Committee also meets with the independent accountants, receives recommendations or suggestions for changes in accounting procedures, and initiates and supervises any special investigations it may choose to undertake.

         The Compensation Committee consists of Messrs. Alter, Bass and Sifonis. The Compensation Committee determines the nature and amount of all compensation of the Company's officers. In addition, the Compensation Committee oversees administration of the Company's Employees' Stock Option Plan.

         The Nominating Committee consists of Messrs. Alter and Vogeler. The Nominating Committee recommends to the Board of Directors nominees for directors. Other than as set forth in the Company's Bylaws, no formal procedures have been established for considering nominations by shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

        Information in response to this item is hereby incorporated by reference from the section of the Company's definitive Proxy Statement in connection with its 1997 Annual Meeting of Stockholders, scheduled to be held May 28, 1997 (the "1997 Proxy Statements"), which will be filed with the Securities and Exchange Commission on or before April 18, 1997, captioned "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP FOR CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

         The following table sets forth certain information as of February 28, 1997 with respect to each director, each of the named executive officers as defined in Item 402(a)(3), and directors and executive officers of the Company as a group, and to the persons known by the Company to be the beneficial owner for more than five percent of the Company's Common Stock.


                                                                Number of                        Percent of
                                                                 Shares                           Company's
                                                                Presently                       Outstanding
Name of Shareholder                                              Owned                             Stock
-------------------                                             ----------                     -------------
Mercantile Bancorporation Inc., as trustee of the
   Source Services Corporation Profit Sharing Plan              3,365,570 (1)                       36.8

T. Rowe Price Associates, Inc.                                    832,500 (2)                        9.1

John N. Allred                                                     71,058 (3)(4)                       *

Adrian Alter                                                       15,800 (3)(5)                       *

Paul M. Bass                                                       15,500 (3)(5)                       *

Wayne D. Emigh                                                     36,333 (3)(5)                       *

John Sifonis                                                       15,500 (3)                          *

Karl Vogeler                                                       15,500 (3)                          *

D. Les Ward                                                        50,529 (4)                          *

Jack A. Causa                                                      71,550 (6)                          *

Richard Dupont                                                     31,012 (4)                          *

Joseph A. Gendron                                                  51,988                              *

Lawrence J. Stanczak                                               40,977                              *

All directors and executive officers as a group (11 individuals)  415,747                             4.6

--------------------------------
*    Less than 1%.

(1) As reported on a Schedule 13G dated February 12, 1997 filed with the Commission by Mercantile Bancorporation, Inc. According to such Schedule 13G, Mercantile Bancorporation, Inc. has sole voting power over 3,365,570 shares. These shares are held in trust for participants in the Source Services Corporation Employees' Profit Sharing Plan. The address of the stockholder is Mercantile Bancorporation Inc., #1 Mercantile Center, St. Louis, Missouri, 63101.

(2) As reported on a Schedule 13G dated February 14, 1997 filed with the Commission by T. Rowe Price Associates, Inc. According to such Schedule 13G, T. Rowe Price Associates, Inc. has sole voting power over 162,500 shares and sole dispositive power over 832,500 shares. The address of the stockholder is T. Rowe Price Associates, Inc., 100 E. Pratt Street, Baltimore, Maryland, 21202.

    These securities are owned by various individual and institutional investors which T. Rowe Price Associates, Inc. serves as investment advisor with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, T. Rowe Price Associates, Inc. is deemed to be a beneficial owner of such securities; however, T. Rowe Price Associates, Inc. expressly disclaims that it is, in fact, the beneficial owner of such securities.

(3) Includes shares of Common Stock subject to options exercisable within 60 days as follows: Mr. Allred -- 15,500; Mr. Alter -- 1,000; Mr. Bass -- 1,000; Mr. Emigh -- 1,000; Mr. Sifonis -- 15,500; and Mr. Vogeler -- 15,500.

(4) Includes the following number of Common Shares credited to the accounts of the above mentioned beneficial owners by the trustee acting under the provisions of the Source Services Corporation Employees' Profit Sharing
    Plan: Mr. Allred -- 1,041 shares; Mr. Ward -- 32,781 shares and Mr. Dupont -- 22,138 shares.

(5) Includes 14,500 shares of Common Stock held in the Adrian and Sue Alter Family Trust, 300 shares held by Sue Alter; 35,333 shares of Common Stock held in the Wayne D. and Glenda L. Emigh Family Trust; and 14,500 shares of Common Stock held in the Bass Family Trust. Under the rules and regulations of the Securities and Exchange Commission, Messrs. Alter, Emigh and Bass may not be deemed the beneficial owner of such shares.

(6) Shares beneficially owned exclude 300 shares of Common Stock held by son and 100 shares of Common Stock held by daughter, as to which Mr. Causa disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information in response to this item is incorporated by reference from the section of the 1997 Proxy Statement captioned "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K


(a) List of Financial Statements, Financial Statement Schedules and Exhibits.

    (1) and (2) - Response to this portion of Item 14 is submitted as a separate section of this report.

    (3) - Response to this portion of Item 14 is submitted as a separate section of this report.

(b) Reports on Form 8-K.
    None

(c) Exhibits - Response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules - Response to this portion of Item 14 is submitted as a separate section of this report.

    SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on March 26, 1997.

                 Source Services Corporation
                 (Registrant)


                 By: /s/ Richard Dupont
                   ---------------------------------------------------
                         Richard Dupont, Chief Financial Officer
                         and Secretary


                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1997.

                 Signature                                  Title
                 ---------                                  -----

                 /s/ D. Les Ward
                 ----------------------------------
                     D. Les Ward                           President, Chief
                                                           Executive Officer
                                                           and Director

                 /s/ Richard Dupont
                 ----------------------------------
                     Richard Dupont                        Chief Financial
                                                           Officer and Secretary


                 /s/ John N. Allred
                 ----------------------------------
                     John N. Allred                        Director


                 /s/ Adrian Alter
                 ----------------------------------
                     Adrian Alter                          Director


                 /s/ Paul M. Bass, Jr.
                 ----------------------------------
                     Paul M. Bass, Jr.                     Director


                 /s/ Wayne D. Emigh
                 ----------------------------------
                     Wayne D. Emigh                        Chairman of the
                                                           Board of Directors


                 /s/ John Sifonis
                 ----------------------------------
                     John Sifonis                          Director


                 /s/ Karl Vogeler
                 ----------------------------------
                     Karl Vogeler                          Director

                                  Form 10-K
                    Item 14(a)(1) and (2) and Form 14(d)
             Financial Statements and Financial Statement Schedule
                          Year Ended December 29, 1996
                          Source Services Corporation
                                Dallas, Texas

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements and report of independent accountants are included in Item 8:

                                                                          Page
                                                                          ----
Report of Independent Accountants. . . . . . . . . . . . . . . . . . .     13
Balance Sheet at December 29, 1996 and December 31, 1995 . . . . . . .     14
Statement of Revenues and Expenses for the Years Ended
   December 29, 1996, December 31, 1995 and
   January 1, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .     15
Statement of Stockholder's Equity for the Years Ended
   December 29, 1996, December 31, 1995, and
   January 1, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .     16
Statement of Cash Flows for the Years Ended December 29, 1996,
   December 31, 1995 and January 1, 1995 . . . . . . . . . . . . . . .     17
Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . .     18

The following financial statement schedule of Source Services Corporation is included herein:

Schedule II - Valuation and Qualifying Accounts. . . . . . . . . . . .      F-3

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         SOURCE SERVICES CORPORATION
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            SUPPLEMENTAL SCHEDULE
                            (AMOUNTS IN THOUSANDS)


 Column A                         Column B       Column C        Column D      Column E
                                  --------       --------        --------      --------
                                                 Additions
                                                 ---------
                                 Balance at     Charges to                     Balance at
                                 Beginning      Costs and                      End of
 Description                    of Period       Expenses       Deductions      Period
 ------------                    ---------      ----------     ----------      --------
 Allowance Reserve  1994         $  843          $  482         $  273        $1,052
                    1995          1,052             887            582         1,357
                    1996          1,357           2,622          1,389         2,590

                               INDEX TO EXHIBITS

Exhibit                      Description
-------       -------------------------------------------------------------
    3.1*      - Amended and Restated Certificate of Incorporation of the
                Registrant
    3.2*      - Amended and Restated Bylaws of the Registrant
    4.1*      - Form of certificate representing shares of the Registrant's
                Common Stock
   10.1*      - Office Lease dated January 23, 1995 by and between
                Massachusetts
                Mutual Life Insurance Company and the Registrant
   10.2*      - Source Services Corporation 1996 Stock Option Plan
   10.3*      - Source Services Corporation Employees' Profit Sharing Plan
   10.4*      - Amendment No. 1 to Source Services Corporation Employees'
                Profit Sharing Plan
   10.5*      - Source Services Corporation Non-Employee Director Stock Option
                Plan
   10.6*      - Loan Agreement dated May 21, 1996 between the Registrant and
                Bank One, Texas, N.A.
   10.7*      - Security Agreement dated as of May 21, 1996 between the
                Registrant and Bank One, Texas, N.A.
   10.8*      - Promissory Note dated May 21, 1996 payable to Bank One, Texas,
                N.A.
   10.9*      - Form of Director Incentive Stock Option Bonus Agreement
   10.10*     - Source Services Corporation 401(k) Plan
   24.1*      - Power of attorney
   27.1       - Financial Data Schedule

------------------

* Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-4691), and incorporated herein by reference.