Form 10-Q
period 1997-03-30
SOURCE SERVICES CORP
filed 1997-05-14
CIK 1014982

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                      --------------------------------

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 30, 1997

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

            For the transition period from              to

                      --------------------------------

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

                      --------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements in the past 90 days.
YES X    NO
   ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 30, 1997

                9,134,362 shares of $.02 par value Common Stock

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SOURCE SERVICES CORPORATION
                                 BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)

                                     ASSETS




                                                                          MARCH 30,              DECEMBER 29,
                                                                            1997                    1996
                                                                         -----------             ------------
                                                                         (UNAUDITED)
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . .       $18,163                 $18,849
   Accounts receivable, less allowance for doubtful accounts
      and fee adjustments of $2,787 and $2,590 respectively   . . . .        40,536                  37,018
   Deferred tax asset, net  . . . . . . . . . . . . . . . . . . . . .         1,707                   1,611
   Prepaid expenses and other   . . . . . . . . . . . . . . . . . . .           353                     268
                                                                            -------                 -------
         Total current assets . . . . . . . . . . . . . . . . . . . .        60,759                  57,746
Property and equipment, net . . . . . . . . . . . . . . . . . . . . .         7,389                   6,807
                                                                            -------                 -------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . .       $68,148                 $64,553
                                                                            =======                 =======

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses  . . . . . . . . . . . . . .      $  3,961                 $ 3,796
   Accrued commissions and payroll  . . . . . . . . . . . . . . . . .        11,881                  11,684
   Accrued 401(k) plan contribution   . . . . . . . . . . . . . . . .           851                     430
   Income taxes payable   . . . . . . . . . . . . . . . . . . . . . .           982                     499
                                                                            -------                 -------
         Total current liabilities  . . . . . . . . . . . . . . . . .        17,675                  16,409
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .           116                     116
Deferred tax - long term  . . . . . . . . . . . . . . . . . . . . . .           607                      91
                                                                            -------                 -------
         Total liabilities  . . . . . . . . . . . . . . . . . . . . .        18,398                  16,616
                                                                            -------                 -------

Stockholders' equity:
   Preferred stock, $.01 par, 2,000 shares authorized, no
      shares issued and outstanding   . . . . . . . . . . . . . . . .             0                       0
   Common stock, $.02 par, 100,000 shares authorized, 9,134,
      and 7,153 shares outstanding (includes 618 shares issued
      in 1996 to the profit sharing plan and 4,684 shares issued
      in 1996 as a stock dividend), respectively  . . . . . . . . . .           182                     182
   Capital in excess of par   . . . . . . . . . . . . . . . . . . . .        25,707                  25,707
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . .        23,918                  22,077
   Treasury stock   . . . . . . . . . . . . . . . . . . . . . . . . .            (8)                     (8)
   Cumulative translation adjustment  . . . . . . . . . . . . . . . .           (49)                    (21)
                                                                            -------                 -------
         Total stockholders' equity . . . . . . . . . . . . . . . . .        49,750                  47,937
                                                                            -------                 -------
         Total liabilities and stockholders' equity . . . . . . . . .       $68,148                 $64,553
                                                                            =======                 =======



   The accompanying notes are an integral part of these financial statements.

                          SOURCE SERVICES CORPORATION
                       STATEMENT OF REVENUES AND EXPENSES
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       THREE MONTHS ENDED
                                                       ------------------
                                                    MARCH 30,        MARCH 31,
                                                      1997             1996
                                                    --------         --------
                                                   (UNAUDITED)      (UNAUDITED)
Net service revenue .....................           $ 65,392         $ 40,833
Cost of sales, flexible staffing ........             31,436           18,535
                                                    --------         --------
          Gross profit ..................             33,956           22,298
                                                    --------         --------
Operating expenses:
     Selling ............................             27,827           19,322
     General and administrative .........              2,980            1,522
                                                    --------         --------
               Total operating expenses .             30,807           20,844
                                                    --------         --------
               Operating income .........              3,149            1,454
Other income (expense):
     Interest income ....................                247               20
     Interest expense ...................                (41)             (29)
     Other, net .........................                (35)            (165)
                                                    --------         --------
               Income before income taxes              3,320            1,280
                                                    --------         --------
Income tax (expense) benefit:
    Current .............................             (1,057)            (423)
    Deferred ............................               (422)             (55)
                                                    --------         --------
               Total income tax expense .             (1,479)            (478)
                                                    --------         --------
Net income ..............................           $  1,841         $    802
                                                    ========         ========
Net income per share ....................           $   0.20         $   0.11
                                                    ========         ========
Weighted average shares outstanding .....              9,265            7,153
                                                    ========         ========



   The accompanying notes are an integral part of these financial statements.

                          SOURCE SERVICES CORPORATION
                       STATEMENT OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)




                                                Common  Stock   Capital                Cumulative  Treasury  Stock        Total
                                                -------------- in Excess   Retained    Translation ---------------    Stockholders'
                                                Shares  Amount  of Par     Earnings    Adjustment   Shares   Cost        Equity
                                                ------  ------  ------     --------    ----------   ------   ----        ------
December 29, 1996. . . . . . . . . . . . . .    9,134   $182   $25,707    $22,077       $   (21)         1   $     (8)   $47,937
  Net income . . . . . . . . . . . . . . . .                                1,841                                          1,841
  Foreign currency translation adjustment. .                                                (28)                             (28)


March 30, 1997 . . . . . . . . . . . . . . .    9,134   $182   $25,707    $23,918       $   (49)         1    $    (8)   $49,750
                                              ======= =======  =======    =======       =======     =======   =======    =======






   The accompanying notes are an integral part of these financial statements.

                          SOURCE SERVICES CORPORATION
                            STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                           ------------------------
                                                           MARCH 30,       MARCH 31,
                                                             1997            1996
                                                           --------        --------
                                                          (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
     Net income ........................................   $  1,841        $    802
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
          Depreciation and amortization ................        573             216
          Profit Sharing Plan stock contributions ......          0              12
          Deferred tax asset, net ......................        (96)            (28)
          Deferred tax liability, net ..................        516              83
          Loss on asset sales ..........................          1               6
     (Increase) in assets:
          Accounts receivable ..........................     (3,518)         (1,108)
          Prepaid expense ..............................        (85)           (164)
     Increase (decrease) in liabilities:
          Accounts payable and accrued expenses ........        165           1,178
          Accrued commissions and payroll ..............        197          (3,744)
          Accrued 401(k) plan contribution .............        421             251
          Accrued contribution to profit sharing plan ..          0              (6)
          Income taxes payable .........................        483            (171)
          Other liabilities ............................        (26)            (70)
                                                           --------        --------
               Net cash provided by (used in) operating
                  activities ...........................        472          (2,743)
                                                           --------        --------

Cash flows from investing activities:
     Expenditures for property and equipment ...........     (1,161)         (1,002)
     Proceeds from sales of property and equipment .....          3               6
                                                           --------        --------
               Net cash (used in) investing activities .     (1,158)           (996)
                                                           --------        --------

Cash flows from financing activities:
     Borrowings from revolving line of credit ..........          0          16,130
     Repayments of revolving line of credit ............          0         (13,345)
                                                           --------        --------
               Net cash provided by financing
                  activities ...........................          0           2,785
                                                           --------        --------
Net (decrease) in cash and cash equivalents ............       (686)           (954)
Cash and cash equivalents at beginning of period .......     18,849           1,388
                                                           --------        --------
Cash and cash equivalents at end of period .............   $ 18,163        $    434
                                                           ========        ========

Supplemental Cash Flow Information
----------------------------------
Cash paid during the period for :
     Interest ..........................................   $     41        $     29
                                                           ========        ========
     Income Taxes ......................................   $    340        $    592
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

   Interim financial information

   The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 29, 1996. Operating results for the three month period ended March 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended December 28, 1997.

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

 Cash and cash equivalents

   Cash and cash equivalents include cash on hand and in banks and overnight investments. Overnight investments in Eurodollars were $8,300 and $4,500 at March 30, 1997 and December 29, 1996, respectively.

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

NOTE 2 --- EQUITY

   The Company issued 15,000 options on January 2, 1997. These options were issued at an exercise price of $17.50, the closing market value on the date of issuance. These options vest over four years: 1/3 on January 3, 1999, 1/3 on January 3, 2000, and 1/3 on January 3, 2001. No compensation expense was recorded in connection with the issuance of these options.

NOTE 3 --- NEW ACCOUNTING STANDARD

   In February 1997, SFAS No. 128 "Earnings Per Share" was issued effective for interim and annual periods ending after December 15, 1997. SFAS No. 128 establishes new standards for computing and presenting earnings per share. If the Company had computed earnings per share in accordance with SFAS No. 128, pro forma basic and diluted earnings per share for the three month periods ended March 30, 1997 and March 31, 1996, would have been $0.20 and $0.11, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

   This Form 10-Q includes certain "forward looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the Company's current expectations regarding the future results of operations, performance and achievements. Source Services Corporation has tried, wherever possible, to identify these "forward looking" statements by using words such as "anticipate," "believe," "estimate," "expect" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to risks and uncertainties which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by these statements. These risks and uncertainties include the following: economic activity in the United States and in the regions of the country in which the Company operates; the Company's ability to attract and retain qualified personnel; the Company's ability to maintain and protect its information processing systems and proprietary technology; the achievement and management of growth by the Company through internal expansion in current markets; the retention of key management personnel and qualified sales associates; exposure to employment liability risk; competition in the Company's current and potential target markets; and changes in legislative or regulatory requirements. Readers are encouraged to review the Risk Factors Section of the Company's Form S-1 dated July 29, 1996 for a more complete description of these factors. The Company is not obligated to update or revise these "forward looking" statements to reflect new events or circumstances.

   The following discussion should be read in connection with the Company's Financial Statements and the related Notes thereto included elsewhere in this document.

RESULTS OF OPERATIONS

Three-Month Period Ended March 30, 1997, compared to the Three-Month Period Ended March 31, 1996

   Net Service Revenue. Net service revenue for the three month period ended March 30, 1997 increased 60.1% to $65.4 million, from $40.8 million for the three month period ended March 31, 1996. The growth in net service revenue was primarily attributable to the Company's continued focus on expanding its flexible staffing service offerings in existing markets.

   Net service revenues from flexible staffing services grew 67.8% to $43.4 million for the three months ended March 30, 1997, from $25.9 million for the three months ended March 31, 1996. The growth in flexible staffing net service revenue is primarily due to an increase in the hours billed from adding additional markets and growth in existing markets and, to a lesser extent, an increase in the average billing rates. Permanent placement net service revenue increased 46.9% to $22.0 million for the three months ended March 30, 1997, from $15.0 million for the three months ended March 31, 1996. The growth in permanent placement net service revenue is primarily the result of an increase in the number of permanent placements and, to a lesser extent, an increase in the average placement fees.

   Gross profit. Gross profit increased 52.3% to $34.0 million for the three months ended March 30, 1997, from $22.3 million for the three months ended March 31, 1996. Gross profit as a percentage of net service revenues decreased slightly to 51.9% for the three months ended March 30, 1997, from 54.6% for the three months ended March 31, 1996. The decrease was primarily a result of a continued change in the mix of the Company's net service revenue toward flexible staffing.

   Operating expenses. Operating expenses increased 47.8% to $30.8 million for the three months ended March 30, 1997, from $20.8 million for the three months ended March 31, 1996. The increase was primarily a result of hiring additional operations employees, increased expenses associated with the expansion of the Company's business, and upgrades in the Company's management information system. As a percentage of net service revenue, operating expenses decreased to 47.1% for the three months ended March 30, 1997, as compared to 51.0% for the three months ended March 31, 1996.

   Operating Income. Operating income increased 116.6% to $3.1 million for the three months ended March 30, 1997, from $1.5 million for the three months ended March 31, 1996. The increase is primarily a result of the factors described above.

   Other (income) expense. Other (income) expense was $0.2 of income for the three months ended March 30, 1997, compared to $0.2 of expense for the three months ended March 30, 1996.

   Income Taxes. The effective tax rate was 44.6% and 37.3% for the three months ended March 30, 1997 and March 31, 1996, respectively.

   Net Income. Net income increased to $1.8 million for the three months ended March 30, 1997, from $0.8 million for the three months ended March 31, 1996, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

   As of March 30, 1997, the Company's sources of liquidity included approximately $43.1 million in net working capital. In addition, as of March 30, 1997, $10.0 million was available for borrowing under the Company's line of credit.

   During the first three months of 1997, cash flow provided by operations was approximately $0.5 million, resulting primarily from an increase in accounts receivable, an increase in income taxes payable and accounts payable and accrued expenses.

   During the first three months of 1997, cash flow used by investing activities was approximately $1.2 million, resulting primarily from expenditures for computer equipment and office furniture and fixtures.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits
             (27) Financial Data Schedule

        (a)  Reports on Form 8-K
             None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May  13, 1997

Source Services Corporation
(Registrant)


By:    /s/ Richard Dupont
   ---------------------------------------------
         Richard Dupont, Chief Financial Officer
         and Secretary

                                EXHIBIT INDEX





Exhibit
Number                 Description
------                 -----------
  27             Financial Data Schedule
