Form 10-Q
period 1997-06-29
SOURCE SERVICES CORP
filed 1997-08-11
CIK 1014982

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -----------------------------------



                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 29, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from                  to

                     ------------------------------------


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

                      -----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements in the past 90 days.
YES   X     NO
    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 29, 1997

                9,134,362 shares of $.02 par value Common Stock

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SOURCE SERVICES CORPORATION
                                 BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)

                                     ASSETS



                                                                                JUNE 29,     DECEMBER 29,
                                                                                  1997          1996
                                                                                --------      --------
                                                                              (UNAUDITED)
Current assets:
     Cash and cash equivalents ...............................................  $ 18,372      $ 18,849
     Accounts receivable, less allowance for doubtful accounts
          and fee adjustments of $3,448 and $2,590 respectively ..............    43,541        37,018
     Deferred tax asset, net .................................................     2,019         1,611
     Prepaid expenses and other ..............................................       391           268
                                                                                --------      --------
               Total current assets ..........................................    64,323        57,746
Property and equipment, net ..................................................     7,675         6,807
                                                                                --------      --------
               Total assets ..................................................  $ 71,998      $ 64,553
                                                                                ========      ========



                                       LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Accounts payable and accrued expenses ...................................  $  3,301      $  3,796
     Accrued commissions and payroll .........................................    14,829        11,684
     Accrued 401(k) plan contribution ........................................       612           430
     Income taxes payable ....................................................       328           499
                                                                                --------      --------
               Total current liabilities .....................................    19,070        16,409
Other liabilities ............................................................       116           116
Deferred tax - long term .....................................................       589            91
                                                                                --------      --------
               Total liabilities .............................................    19,775        16,616
                                                                                --------      --------

Stockholders' equity:
     Preferred stock, $.01 par, 2,000 shares authorized, no
          shares issued and outstanding ......................................         0             0
     Common stock, $.02 par, 100,000 shares authorized, 9,134,
          and 7,153 shares outstanding (includes 618 shares issued
          in 1996 to the profit sharing plan and 4,684 shares issued
          in 1996 as a stock dividend), respectively .........................       182           182
     Capital in excess of par ................................................    25,707        25,707
     Retained earnings .......................................................    26,358        22,077
     Treasury stock ..........................................................        (8)           (8)
     Cumulative translation adjustment .......................................       (16)          (21)
                                                                                --------      --------
               Total stockholders' equity ....................................    52,223        47,937
                                                                                --------      --------
               Total liabilities and stockholders' equity ....................  $ 71,998      $ 64,553
                                                                                ========      ========




   The accompanying notes are an integral part of these financial statements.

                          SOURCE SERVICES CORPORATION
                       STATEMENT OF REVENUES AND EXPENSES
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                ----------------------------------------------------
                                                JUNE 29,      JUNE 30,       JUNE 29,      JUNE 30,
                                                  1997          1996          1997           1996
                                                --------      --------      ---------      --------
Net service revenue .......................     $ 70,969      $ 47,899      $ 136,361      $ 88,733
Cost of sales, flexible staffing ..........       34,646        20,738         66,083        39,273
                                                --------      --------      ---------      --------
          Gross profit ....................       36,323        27,161         70,278        49,460
                                                --------      --------      ---------      --------
Operating expenses:
     Selling ..............................       29,107        22,740         56,934        41,812
     General and administrative ...........        2,827         1,980          5,806         3,752
                                                --------      --------      ---------      --------
               Total operating expenses ...       31,934        24,720         62,740        45,564
                                                --------      --------      ---------      --------
               Operating income ...........        4,389         2,441          7,538         3,896
Other income (expense):
     Interest income ......................          281             2            528            22
     Interest expense .....................          (42)          (63)           (83)          (93)
     Other, net ...........................         (191)          (84)          (226)         (249)
                                                --------      --------      ---------      --------
               Income before income taxes..        4,437         2,296          7,757         3,576
                                                --------      --------      ---------      --------
Income tax (expense) benefit:
    Current ...............................       (2,326)         (802)        (3,384)       (1,225)
    Deferred ..............................          329           (64)           (92)         (119)
                                                --------      --------      ---------      --------
               Total income tax expense ...       (1,997)         (866)        (3,476)       (1,344)
                                                --------      --------      ---------      --------
Net income ................................     $  2,440      $  1,430      $   4,281      $  2,232
                                                ========      ========      =========      ========
Net income per share ......................     $   0.26      $   0.16      $    0.46      $   0.25
                                                ========      ========      =========      ========
Weighted average shares outstanding .......        9,282         8,716          9,273         8,716
                                                ========      ========      =========      ========


   The accompanying notes are an integral part of these financial statements.

                          SOURCE SERVICES CORPORATION
                       STATEMENT OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                           Common Stock   Capital           Cumulative  Treasury Stock     Total
                                          -------------- in Excess Retained Translation --------------  Stockholders'
                                          Shares  Amount  of Par   Earnings Adjustment  Shares    Cost     Equity
                                          ------- ------ --------- -------- ----------  ------    ----  ------------
 December 29, 1996 . . . . . . . . . .    9,134    $182  $25,707   $22,077  $   (21)        1     $(8)    $47,937
     Net income  . . . . . . . . . . .                               1,841                                  1,841
     Foreign currency translation
        adjustment . . . . . . . . . .                                          (28)                         (28)
                                          -----    ----  -------   -------  -------         -     ---     -------
March 30, 1997 . . . . . . . . . . . .    9,134    $182  $25,707   $23,918  $   (49)        1     $(8)    $49,750
                                          -----    ----  -------   -------  -------         -     ---     -------
     Net income  . . . . . . . . . . .                               2,440                                  2,440
     Foreign currency translation
        adjustment . . . . . . . . . .                                           33                            33
                                          -----    ----  -------   -------  -------         -     ---     -------
June 29, 1997  . . . . . . . . . . . .    9,134    $182  $25,707   $26,358  $   (16)        1     $(8)    $52,223
                                          =====    ====  =======   =======  =======         =     ===     =======



   The accompanying notes are an integral part of these financial statements.

                          SOURCE SERVICES CORPORATION
                            STATEMENT OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)

                                                                           SIX MONTHS ENDED
                                                                        ----------------------
                                                                        JUNE 29,      JUNE 30,
                                                                          1997          1996
                                                                        --------      --------
Cash flows from operating activities:
     Net income ......................................................  $  4,281      $  2,232
     Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization ..............................     1,186           471
          Profit Sharing Plan stock contributions ....................         0            12
          Deferred tax asset, net ....................................      (408)           94
          Deferred tax liability, net ................................       498             0
          Loss on asset sales ........................................        59             7
     (Increase) in assets:
          Accounts receivable ........................................    (6,523)       (3,550)
          Income tax receivable ......................................         0           (99)
          Prepaid expense ............................................      (123)          (64)
     Increase (decrease) in liabilities:
          Accounts payable and accrued expenses ......................      (493)        2,370
          Accrued commissions and payroll ............................     3,145        (1,560)
          Accrued 401(k) plan contribution ...........................       182           482
          Accrued contribution to profit sharing plan ................         0            (6)
          Income taxes payable .......................................      (171)         (340)
          Other liabilities ..........................................         3           (39)
                                                                        --------      --------
               Net cash provided by operating
                  activities .........................................     1,636            10
                                                                        --------      --------

Cash flows from investing activities:
     Expenditures for property and equipment .........................    (2,129)       (2,530)
     Proceeds from sales of property and equipment ...................        16           232
                                                                        --------      --------
               Net cash (used in) investing activities ...............    (2,113)       (2,298)
                                                                        --------      --------
Cash flows from financing activities:
     Borrowings from revolving line of credit ........................         0        35,852
     Repayments of revolving line of credit ..........................         0       (34,712)
     Proceeds from exercision of stock options .......................         0            72
                                                                        --------      --------
               Net cash provided by financing
                  activities .........................................         0         1,212
                                                                        --------      --------

Net decrease in cash and cash equivalents ............................      (477)       (1,076)
Cash and cash equivalents at beginning of period .....................    18,849         1,388
                                                                        ========      ========
Cash and cash equivalents at end of period ...........................  $ 18,372      $    312
                                                                        ========      ========


Supplemental Cash Flow Information
Cash paid during the period for:
     Interest ........................................................  $     83      $     93
                                                                        ========      ========
     Income Taxes ....................................................  $    594      $  1,688
                                                                        ========      ========



   The accompanying notes are an integral part of these financial statements.

                          SOURCE SERVICES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                (Amounts in Thousands, except per share amounts)
                                  (Unaudited)

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

   Interim financial information

     The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 29, 1996. Operating results for the three- and six-month periods ended June 29, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended December 28, 1997.

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

   Cash and cash equivalents

     Cash and cash equivalents include cash on hand and in banks and overnight investments. Overnight investments in Eurodollars were $11,300 and $4,500 at June 29, 1997 and December 29, 1996, respectively.

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

NOTE 2 --- EQUITY

     The Company issued 15,000 stock options on January 2, 1997. These stock options were issued at an exercise price of $17.50, the closing market value on the date of issuance. These stock options vest over four years: 1/3 on January 3, 1999, 1/3 on January 3, 2000, and 1/3 on January 3, 2001. No compensation expense was recorded in connection with the issuance of these stock options in accordance with generally accepted accounting principles.

     The Company issued 25,000 stock options on May 15, 1997. These stock options were issued at an exercise price of $19.00, the closing market value on the date of issuance. No compensation expense was recorded in connection with the issuance of these stock options in accordance with generally accepted accounting principles. Of these stock options, 9,250 are non-qualified stock options which vest and are exerciseable over three years: 1/3 on July 26, 1998, 1/3 on July 26, 1999 and 1/3 on July 26, 2000. The remaining 15,750 are qualified stock options which vest and are exerciseable over four years: 1/4 on July 26, 1998, 1/4 on July 26, 1999, 1/4 on July 26, 2000 and 1/4 on July 26,
2001.

     The Company issued 24,000 stock options on May 28, 1997. These stock options were issued at an exercise price of $20.75, the closing market value on the date of issuance. No compensation expense was recorded in connection with the issuance of these stock options in accordance with generally accepted accounting principles. Of these stock options, 6,000 were issued under the 1996 Non-Employee Directors Stock Option Plan. They vest and are exerciseable within six months of issuance. The remaining 18,000 stock options were issued under the 1997 Non-Employee Directors Stock Option Plan. They vest upon issuance, but are exerciseable over a five year period: 20% at May 28, 1998, 20% at May 28, 1999, 20% at May 28, 2000, 20% at May 28, 2001 and
20% at May 28, 2002.


NOTE 3 --- NEW ACCOUNTING STANDARD

     In February 1997, SFAS No. 128 "Earnings Per Share" was issued effective for interim and annual periods ending after December 15, 1997. SFAS No. 128 establishes new standards for computing and presenting earnings per share. If the Company had computed earnings per share in accordance with SFAS No. 128, pro forma basic earnings per share for the three month periods ended June 29, 1997 and June 30, 1996, would have been $0.27 and $0.16 respectively and pro forma diluted earnings per share would have been $0.26 and $0.16, respectively. For the six month period ended June 29, 1997 and June 30, 1996, pro forma basic earnings per share would have been $0.47 and $0.25 respectively, and pro forma diluted earnings per share would have been $0.46 and $0.25, respectively.


NOTE 4 --- PREFERRED STOCK PLAN

     On May 28, 1997, the Board of Directors of the Company adopted a shareholder rights plan. Pursuant to such plan, a Series A Right is associated with, and trades with, each share of common stock outstanding. The record date for distribution of Series A Rights was June 18, 1997, and for so long as the Series A Rights are associated with the common stock, each new share of common stock issued by the Company will include one Series A Right. Each right entitles holders of the Company's common stock to buy one-one hundredth of a share of a new series of preferred stock at an exercise price of $90. The rights are exerciseable if a person or group acquires 20% or more of the Company's common stock or announces a tender offer to acquire 20% or more of the common stock. The rights will expire in ten years unless earlier redeemed or terminated.


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

RESULTS OF OPERATIONS

Three- and Six-Month Periods Ended June 29, 1997, compared to the Three- and Six-Month Periods Ended June 30, 1996

     Net Service Revenue. Net service revenue for the three month period ended June 29, 1997 increased 48.2% to $71.0 million, from $47.9 million for the three month period ended June 30, 1996. Net service revenue for the six month period ended June 29, 1997 increased 53.7% to $136.4 million, from $88.7 million for the six month period ended June 30, 1996. The growth in net service revenue was primarily attributable to the Company's continued focus on expanding its flexible staffing service offerings in existing markets.

     Net service revenues from flexible staffing services grew 65.9% to $47.7 million for the three months ended June 29, 1997, from $28.8 million for the three months ended June 30, 1996. Net service revenues from flexible staffing services grew 66.8% to $91.1 million for the six months ended June 29, 1997, from $54.6 million for the six month period ended June 30, 1996. The growth in flexible staffing net service revenue is primarily due to an increase in the hours billed from adding additional markets and growth in existing markets and, to a lesser extent, an increase in the average billing rates. Permanent placement net service revenue increased 21.6% to $23.3 million for the three months ended June 29, 1997, from $19.1 million for the three months ended June 30, 1996. Permanent placement net service revenue increased 32.7% to $45.3 million for the six months ended June 29, 1997, from $34.1 million for the six months ended June 30. 1996. The growth in permanent placement net service revenue is primarily the result of an increase in the number of permanent placements and, to a lesser extent, an increase in the average placement fees.

     Gross profit. Gross profit increased 33.7% to $36.3 million for the three months ended June 29, 1997, from $27.1 million for the three months ended June 30, 1996. Gross profit as a percentage of net service revenues decreased slightly to 51.2% for the three months ended June 29, 1997, from 56.7% for the three months ended June 30, 1996. Gross profit increased 42.1% to $70.3 million for the six months ended June 29, 1997, from $49.5 million for the six months ended June 30, 1996. Gross profit as a percentage of net service revenues decreased slightly to 51.5% for the six months ended June 29, 1997, from 55.7% for the six months ended June 30, 1996. The decrease was primarily a result of a continued change in the mix of the Company's net service revenue toward flexible staffing.

     Operating expenses. Operating expenses increased 29.2% to $31.9 million for the three months ended June 29, 1997, from $24.7 million for the three months ended June 30, 1996. Operating expenses as a percentage of net service revenues decreased slightly to 45.0% for the three months ended June 29, 1997, from 51.6% for the three months ended June 30, 1996. Operating expenses increased 37.7% to $62.7 million for the six months ended June 29, 1997, from $45.6 million for the six months ended June 30, 1996. As a percentage of net service revenue, operating expenses decreased to 46.0% for the six months ended June 29, 1997, as compared to 51.3% for the six months ended June 30, 1996. The increase was primarily a result of hiring additional operations employees, increased expenses associated with the expansion of the Company's business, and upgrades in the Company's management information system.

     Operating Income. Operating income increased 79.8% to $4.4 million for the three months ended June 29, 1997, from $2.4 million for the three months ended June 30,1996. Operating income increased 93.5% to $7.5 million for the six months ended June 29, 1997, from $3.9 million for the six months ended June 30, 1996. The increase is primarily a result of the factors described above.

     Other (income) expense. Other (income) expense was $0.1 of income for the three months ended June 29, 1997, compared to $0.1 of expense for the three months ended June 30, 1996. Other (income) expense was $0.2 of income for the six months ended June 29, 1997, compared to $0.3 million of expense for the six months ended June 30, 1996.

     Income Taxes. The effective tax rate increased to 45.0% for the three months ended June 29, 1997, and 44.8% for the six months ended June 30, 1996, compared to 37.7% for the three months ended June 30, 1996 and 37.6% for the six months ended June 30, 1996, respectively.

     Net Income. Net income increased to $2.4 million for the three months ended June 29, 1997, and $4.3 million for the six months ended June 29, 1997, from $1.4 million for the three months ended June 30, 1996, and $2.2 million for the six months ended June 30, 1996. The increase was primarily a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 29, 1997, the Company's sources of liquidity included approximately $45.3 million in net working capital. In addition, as of June 29, 1997, $10.0 million was available for borrowing under the Company's line of credit.

     During the first six months of 1997, cash flow provided by operations was approximately $1.6 million, resulting primarily from net income and an increase in accrued commissions and payroll, offset by an increase in accounts receivable.

     During the first six months of 1997, cash flow used by investing activities was approximately $2.1 million, resulting primarily from expenditures for computer equipment, office furniture and fixtures and telephone equipment.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a) The Annual Meeting of Stockholders of the Company was held on May 28, 1997.

     b) The stockholders voted to re-elect two Class I directors to the Company's Board of Directors:


                                                                       AUTHORITY                          BROKER
        DIRECTORS                   FOR              AGAINST           WITHHELD         ABSTENTIONS       NON-VOTES
        John G. Sifonis             7,665,794        -                 244,036          -                 -
        Karl A. Vogeler             7,665,697        -                 244,133          -                 -

     c) The stockholders voted to re-elect two Class II directors to the Company's Board of Directors:

                                                                       AUTHORITY                          BROKER
        DIRECTORS                   FOR              AGAINST           WITHHELD         ABSTENTIONS       NON-VOTES
        D. Les Ward                 6,846,458        -                 1,063,372        -                 -
        Wayne D. Emigh              7,546,250        -                 363,580          -                 -

     d) The stockholders voted to re-elect three Class III directors to the Company's Board of Directors:

                                                                       AUTHORITY                          BROKER
        DIRECTORS                   FOR              AGAINST           WITHHELD         ABSTENTIONS       NON-VOTES
        John N. Allred              7,632,010        -                 277,820          -                 -
        Adrian Alter                6,783,108        -                 1,126,722        -                 -
        Paul M. Bass, Jr.           6,780,690        -                 1,129,140        -                 -

     e) The stockholders also voted to ratify the selection by the Board of Directors of Price Waterhouse LLP as the independent auditors of the Company's financial statements for the fiscal year ending December 28, 1997. Results of the voting were as follows:

                                                                       AUTHORITY                          BROKER
                                    FOR              AGAINST           WITHHELD         ABSTENTIONS       NON-VOTES
                                    7,760,269        47,823            -                101,738           -


ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               (27)  Financial Data Schedule

         (b)   Reports on Form 8-K
               The Company filed a Current Report on Form 8-K dated May 30, 1997 reporting under Item 5 the adoption by the Company's Board of Directors of a stockholder rights plan.




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

 August 11, 1997

Source Services Corporation
(Registrant)


By:  /s/ Richard Dupont
   ---------------------------------------------
         Richard Dupont, Chief Financial Officer
         and Secretary

                                 EXHIBIT INDEX


         Exhibit
         Number                  Description
         -------                 -----------
            27                   Financial Data Schedule