Form 10-Q
period 1997-09-28
SOURCE SERVICES CORP
filed 1997-11-12
CIK 1014982

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                For the transition period from              to
                                              --------------  ---------------


                       -----------------------------------

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

       Registrant's telephone number, including area code: (972) 385-3002

                       -----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements in the past 90 days. YES X NO
                                     ---  ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 28, 1997

                13,739,043 shares of $.02 par value Common Stock

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           SOURCE SERVICES CORPORATION
                                  BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)



                                                              ASSETS

                                                                                                    SEPTEMBER 28,  DECEMBER 29,
                                                                                                        1997           1996
                                                                                                     ------------  ------------
                                                                                                      (UNAUDITED)
Current assets:
     Cash and cash equivalents .................................................................      $ 21,247       $18,849
     Accounts receivable, less allowance for doubtful accounts
          and fee adjustments of $3,830 and $2,590 respectively ................................        47,192        37,018
     Deferred tax asset, net  ..................................................................         2,152         1,611
     Prepaid expenses and other ................................................................           422           268
                                                                                                      --------       -------
               Total current assets  ...........................................................        71,013        57,746
Property and equipment, net  ...................................................................         7,757         6,807
                                                                                                      --------       -------
               Total assets  ...................................................................      $ 78,770       $64,553
                                                                                                      ========       =======

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses .....................................................      $  4,033       $ 3,796
     Accrued commissions and payroll ...........................................................        17,660        11,684
     Accrued 401 (k) plan contribution .........................................................           644           430
     Income taxes payable  .....................................................................           269           499
                                                                                                      --------       -------
               Total current liabilities  ......................................................        22,606        16,409
Other liabilities ..............................................................................           116           116
Deferred tax - long term .......................................................................           550            91
                                                                                                      --------       -------
               Total liabilities  ..............................................................        23,272        16,616
                                                                                                      --------       -------

Stockholders' equity:
     Preferred stock, $.01 par, 2,000 shares authorized, no
          shares issued and outstanding  .......................................................             0             0
     Common stock, $.02 par, 100,000 shares authorized,
          13,739*, and 10,730* shares outstanding (includes 927* shares issued in 1996 to the profit sharing plan and 7,026*shares issued in 1996 as a stock dividend),
          respectively* ........................................................................           274           274
     Capital in excess of par* .................................................................        25,964        25,615
     Retained earnings  ........................................................................        29,312        22,077
     Treasury stock ............................................................................            (8)           (8)
     Cumulative translation adjustment  ........................................................           (44)          (21)
                                                                                                      --------      --------
               Total stockholders' equity ......................................................        55,498        47,937
                                                                                                      --------      --------
               Total liabilities and stockholders' equity  .....................................      $ 78,770      $ 64,553
                                                                                                      ========      ========

* Adjusted for 3-for-2 stock split effective November 15, 1997.

   The accompanying notes are an integral part of these financial statements.

                           SOURCE SERVICES CORPORATION
                       STATEMENT OF REVENUES AND EXPENSES
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                             ------------------------------------------------------------
                                             SEPTEMBER 28,  SEPTEMBER 29,  SEPTEMBER 28,    SEPTEMBER 29,
                                                 1997           1996           1997             1996
                                             -------------  -------------  -------------    -------------
Net service revenue .....................      $ 76,411       $ 54,035       $ 212,772       $ 142,768
Cost of sales, flexible staffing ........        37,480         24,443         103,563          63,716
                                               --------       --------       ---------       ---------
       Gross profit .....................        38,931         29,592         109,209          79,052
                                               --------       --------       ---------       ---------
Operating expenses:
     Selling ............................        31,303         24,363          88,641          66,229
     General and administrative .........         2,740          1,918           8,142           5,670
                                               --------       --------       ---------       ---------
            Total operating expenses.....        34,043         26,281          96,783          71,899
                                               --------       --------       ---------       ---------
            Operating income ............         4,888          3,311          12,426           7,153
Other income (expense):
     Interest income ....................           310             92             838             114
     Interest expense ...................           (38)           (35)           (121)           (126)
     Other, net .........................           (40)           (64)           (266)           (259)
                                               --------       --------       ---------       ---------
            Income before income taxes...         5,120          3,304          12,877           6,882
                                               --------       --------       ---------       ---------
Income tax (expense) benefit:
    Current .............................        (2,339)        (1,528)         (5,724)         (2,753)
    Deferred ............................           173            165              83              46
                                               --------       --------       ---------       ---------
            Total income tax expense.....        (2,166)        (1,363)         (5,641)         (2,707)
                                               --------       --------       ---------       ---------
Net income ..............................      $  2,954       $  1,941       $   7,236       $   4,175
                                               ========       ========       =========       =========
Net income per share* ...................      $   0.21       $   0.15       $    0.52       $    0.37
                                               ========       ========       =========       =========
Weighted average shares outstanding* ....        14,079         12,711          13,976          11,390
                                               ========       ========       =========       =========

* Adjusted for 3-for-2 stock split effective November 15, 1997.



   The accompanying notes are an integral part of these financial statements.

                           SOURCE SERVICES CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                Common    Stock    Capital           Cumulative  Treasury  Stock     Total
                                                ---------------- in Excess  Retained Translation --------------  Stockholders'
                                                Shares*  Amount*  of Par*   Earnings  Adjustment Shares   Cost       Equity
                                                -------  -------  -------   --------  ---------- ------  ------   ------------
December 29, 1996 .............................  13,701  $  274   $ 25,615   $ 22,077   $  (21)      1   $  (8)    $ 47,937
  Net income ..................................                                 1,841                                 1,841
  Foreign currency translation adjustment                                                  (28)                         (28)
                                                -------  ------   --------   --------   ------   -----   -----     --------
March 30, 1997 ................................  13,701  $  274   $ 25,615   $ 23,918   $  (49)      1   $  (8)    $ 49,750
                                                -------  ------   --------   --------   ------   -----   -----     --------
  Net income ..................................                                 2,440                                 2,440
  Foreign currency translation adjustment                                                   33                           33
                                                -------  ------   --------   --------   ------   -----   -----     --------
June 29, 1997 .................................  13,701  $  274   $ 25,615   $ 26,358   $  (16)      1   $  (8)    $ 52,223
  Net income                                                                    2,954                                 2,954
  Foreign currency translation adjustment                                                  (28)                         (28)
  Stock options exercised .....................      38                349                                              349
                                                -------  ------   --------   --------   ------   -----   -----     --------
September 28, 1997 ............................  13,739  $  274   $ 25,964   $ 29,312   $  (44)      1   $  (8)    $ 55,498
                                                =======  ======   ========   ========   ======   =====   =====     ========

* Adjusted for 3-for-2 stock split effective November 15, 1997.



   The accompanying notes are an integral part of these financial statements.

                           SOURCE SERVICES CORPORATION
                             STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                        ----------------------------
                                                                        SEPTEMBER 28,  SEPTEMBER 29,
                                                                            1997           1996
                                                                        -------------  -------------
Cash flows from operating activities:
     Net income ....................................................      $  7,236       $  4,175
     Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization ............................         1,855            759
          Profit Sharing Plan stock contributions ..................             0             12
          Deferred tax asset, net ..................................          (541)          (148)
          Deferred tax liability, net ..............................           459             77
          Loss on asset sales ......................................            66             13
     (Increase) in assets:
          Accounts receivable ......................................       (10,174)        (8,107)
          Income tax receivable ....................................             0           (641)
          Prepaid expense ..........................................          (154)            61
     Increase (decrease) in liabilities:
          Accounts payable and accrued expenses ....................           237           (959)
          Accrued commissions and payroll ..........................         5,976              4
          Accrued 401 (k) plan contribution ........................           214            872
          Accrued contribution to Profit Sharing Plan ..............             0             (6)
          Income taxes payable .....................................          (230)          (340)
          Other liabilities ........................................           (23)           (51)
                                                                          --------       --------
               Net cash provided by operating
                     activities ....................................         4,921         (4,279)
                                                                          --------       --------

Cash flows from investing activities:
     Expenditures for property and equipment .......................        (2,894)        (4,354)
     Proceeds from sales of property and equipment .................            22            327
                                                                          --------       --------
               Net cash (used in) investing activities .............        (2,872)        (4,027)
                                                                          --------       --------

Cash flows from financing activities:
     Borrowings from revolving line of credit ......................             0         44,437
     Repayments of revolving line of credit ........................             0        (44,437)
     Proceeds from exercise of stock options .......................           349             72
     Proceeds from Initial Public Offering .........................             0         20,356
     Costs associated with Initial Public Offering .................             0         (1,148)
     Exercise of underwriters' overallotment option ................             0          4,882
                                                                          --------       --------
               Net cash provided by financing
                    activities .....................................           349         24,162
                                                                          --------       --------

Net decrease in cash and cash equivalents ..........................         2,398         15,856
Cash and cash equivalents at beginning of period ...................        18,849          1,388
                                                                          --------       --------
Cash and cash equivalents at end of period .........................      $ 21,247       $ 17,244
                                                                          ========       ========

Supplemental Cash Flow Information Cash paid during the period for :
     Interest ......................................................      $    121       $     63
                                                                          ========       ========
     Income Taxes ..................................................      $    843       $  3,553
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

   Interim financial information

     The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 29, 1996. Operating results for the three- and nine-month periods ended September 28, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended December 28, 1997.

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

   Revenue recognition

     Revenue for the placement of personnel on a permanent basis is recognized on the date the employer and individual mutually agree to an offer and acceptance of employment. If the individual fails to continue employment for a period of time as specified in the placement agreement, generally a thirty- to ninety-day period, the Company is not entitled to collect the placement fee. Revenue from permanent placements is shown on the Statement of Revenues and Expenses net of amounts written off for adjustments due to placed candidates not remaining in employment for the Company's guarantee period. Revenue derived from flexible staffing is recognized as services are performed by the Company's billable employees and contractors. Revenue from flexible staffing on the Statement of Revenues and Expenses represents gross billings less amounts written off. The Company maintains an allowance for potential fee adjustments and uncollectible accounts.

   Cash and cash equivalents

     Cash and cash equivalents include cash on hand and in banks and overnight investments. Overnight investments in Eurodollars were $13,900 and $4,500 at September 28, 1997 and December 29, 1996, respectively.

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

   Earnings per share

     Earnings per share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the year. Common stock equivalents consist of stock options. Earnings per share have been retroactively adjusted to give effect to the 3-for-2 stock split declared on October 21, 1997, which will be distributed on or about November 15, 1997 (Note 5).

NOTE 2 --- EQUITY

     The Company issued 22,500 stock options on January 2, 1997. These stock options were issued at an exercise price of $11.67, the closing market value on the date of issuance. No compensation expense was recorded in connection with the issuance of these stock options in accordance with generally accepted accounting principles. These stock options vest over four years: 1/3 on January 3, 1999, 1/3 on January 3, 2000, and 1/3 on January 3, 2001.

     The Company issued 37,500 stock options on May 15, 1997. These stock options were issued at an exercise price of $12.67, the closing market value on the date of issuance. No compensation expense was recorded in connection with the issuance of these stock options in accordance with generally accepted accounting principles. Of these stock options, 13,875 are non-qualified stock options which vest and are exerciseable over three years: 1/3 on July 26, 1998, 1/3 on July 26, 1999 and 1/3 on July 26, 2000. The remaining 23,625 are qualified stock options which vest and are exerciseable over four years: 1/4 on July 26, 1998, 1/4 on July 26, 1999, 1/4 on July 26, 2000 and 1/4 on July 26,
2001.

     The Company issued 36,000 stock options on May 28, 1997. These stock options were issued at an exercise price of $13.83, the closing market value on the date of issuance. No compensation expense was recorded in connection with the issuance of these stock options in accordance with generally accepted accounting principles. Of these stock options, 9,000 were issued under the 1996 Non-Employee Directors Stock Option Plan. They vest and are exerciseable within six months of issuance. The remaining 27,000 stock options were issued under the 1997 Non-Employee Directors Stock Option Plan. They vest upon issuance, but are exerciseable over a five year period: 20% at May 28, 1998, 20% at May 28, 1999, 20% at May 28, 2000, 20% at May 28, 2001 and 20% at May 28, 2002.

     The Company issued 7,500 stock options on June 30, 1997. These stock options were issued at an exercise price of $17.92, the closing market value on the date of issuance. No compensation expense was recorded in connection with the issuance of these stock options in accordance with generally accepted accounting principles. These stock options were issued under the 1996 Incentive Stock Option Plan and vest over three years: 1/3 on August 2, 1998, 1/3 on August 2, 1999, and 1/3 on August 2, 2000.

     The Company issued 18,750 stock options on September 2, 1997. These stock options were issued at an exercise price of $19.33, the closing market value on the date of issuance. No compensation expense was recorded in connection with the issuance of these stock options in accordance with generally accepted accounting principles. These stock options were issued under the 1996 Incentive Stock Option Plan and vest over three years: 1/3 on September 3, 1999, 1/3 on September 3, 2000, and 1/3 on September 3, 2001.

NOTE 3 --- NEW ACCOUNTING STANDARD

     In February 1997, SFAS No. 128 "Earnings Per Share" was issued effective for interim and annual periods ending after December 15, 1997. SFAS No. 128 establishes new standards for computing and presenting earnings per share. If the Company had computed earnings per share in accordance with SFAS No. 128, pro forma basic earnings per share for the three month periods ended September 28, 1997 and September 29, 1996, would have been $0.22 and $0.16 respectively and pro forma diluted earnings per share would have been $0.21 and $0.15, respectively. For the nine month period ended September 28, 1997 and September 29, 1996, pro forma basic earnings per share would have been $0.53 and $0.37 respectively, and pro forma diluted earnings per share would have been $0.52 and $0.37, respectively.

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

NOTE 5 --- SUBSEQUENT EVENT

     On October 21, 1997, the Company declared a 3-for-2 stock split of its common stock. The stock split will be in the form of a 50% stock dividend which will be distributed on or about November 15, 1997, to shareholders of record at the close of business on November 3, 1997. All share and per share amounts have been re-stated to reflect this stock split.

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

RESULTS OF OPERATIONS

Three- and Nine-Month Periods Ended September 28, 1997, compared to the Three- and Nine-Month Periods Ended September 29, 1996

     Net Service Revenue. Net service revenue for the three month period ended September 28, 1997 increased 41.4% to $76.4 million, from $54.0 million for the three month period ended September 29, 1996. Net service revenue for the nine month period ended September 28, 1997 increased 49.0% to $212.8 million, from $142.8 million for the nine month period ended September 29, 1996. The growth in net service revenue was primarily attributable to the Company's continued focus on expanding its flexible staffing service offerings in existing markets.

     Net service revenues from flexible staffing services grew 54.7% to $52.3 million for the three months ended September 28, 1997, from $33.8 million for the three months ended September 29, 1996. Net service revenues from flexible staffing services grew 62.2% to $143.4 million for the nine months ended September 28, 1997, from $88.4 million for the nine month period ended September 29, 1996. The growth in flexible staffing net service revenue is primarily due to an increase in the hours billed from adding additional markets and growth in existing markets and, to a lesser extent, an increase in the average billing rates.

     Permanent placement net service revenue increased 19.2% to $24.1 million for the three months ended September 28, 1997, from $20.2 million for the three months ended September 29, 1996. Permanent placement net service revenue increased 27.7% to $69.4 million for the nine months ended September 28, 1997, from $54.3 million for the nine months ended September 29, 1996. The growth in permanent placement net service revenue is primarily the result of an increase in the number of permanent placements and, to a lesser extent, an increase in the average placement fees.

     Gross profit. Gross profit increased 31.6% to $38.9 million for the three months ended September 28, 1997, from $29.6 million for the three months ended September 29, 1996. Gross profit as a percentage of net service revenues decreased slightly to 50.9% for the three months ended September 28, 1997, from 54.8% for the three months ended September 29, 1996. Gross profit increased 38.1% to $109.2 million for the nine months ended September 28, 1997, from $79.1 million for the nine months ended September 29, 1996. Gross profit as a percentage of net service revenues decreased slightly to 51.3% for the nine months ended September 28, 1997, from 55.4% for the nine months ended September 29, 1996. The decrease was primarily a result of a continued change in the mix of the Company's net service revenue toward flexible staffing.

     Operating expenses. Operating expenses increased 29.5% to $34.0 million for the three months ended September 28, 1997, from $26.3 million for the three months ended September 29, 1996. Operating expenses as a percentage of net service revenues decreased slightly to 44.6% for the three months ended September 28, 1997, from 48.6% for the three months ended September 29, 1996. Operating expenses increased 34.6% to $96.8 million for the nine months ended September 28, 1997, from $71.9 million for the nine months ended September 29, 1996. As a percentage of net service revenue, operating expenses decreased to 45.5% for the nine months ended September 28, 1997, as compared to 50.4% for the nine months ended September 29, 1996. The increase was primarily a result of hiring additional operations employees, increased expenses associated with the expansion of the Company's business, and upgrades in the Company's management information system.

     Operating Income. Operating income increased 47.6% to $4.9 million for the three months ended September 28, 1997, from $3.3 million for the three months ended September 29,1996. Operating income increased 73.7% to $12.4 million for the nine months ended September 28, 1997, from $7.2 million for the nine months ended September 29, 1996. The increase is primarily a result of the factors described above.

     Other (income) expense. Other (income) expense was $0.2 million of income for the three months ended September 28, 1997, compared to $0.007 million of expense for the three months ended September 29, 1996. Other (income) expense was $0.5 million of income for the nine months ended September 28, 1997, compared to $0.3 million of expense for the nine months ended September 29, 1996.

     Income Taxes. The effective tax rate increased to 42.3% for the three months ended September 28, 1997, and 43.8% for the nine months ended September 28, 1997, compared to 41.3% for the three months ended September 29, 1996 and 39.3% for the nine months ended September 29, 1996, respectively.

     Net Income. Net income increased to $3.0 million for the three months ended September 28, 1997, and $7.2 million for the nine months ended September 28, 1997, from $1.9 million for the three months ended September 29, 1996, and $4.2 million for the nine months ended September 29, 1996. The increase was primarily a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 28, 1997, the Company's sources of liquidity included approximately $48.4 million in net working capital. In addition, as of September 28, 1997, $10.0 million was available for borrowing under the Company's line of credit.

     During the first nine months of 1997, cash flow provided by operations was approximately $4.9 million, resulting primarily from net income and an increase in accrued commissions and payroll, offset by an increase in accounts receivable.

     During the first nine months of 1997, cash flow used by investing activities was approximately $2.9 million, resulting primarily from expenditures for computer equipment, office furniture and fixtures and telephone equipment.

     The Company believes its cash balance, short-term investments and available line of credit borrowings will be sufficient to meet its anticipated cash requirements for at least the next twelve months unless it uses a substantial portion of its cash balances to fund additional acquisitions.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
             (27) Financial Data Schedule

         (b) Reports on Form 8-K
             None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 12, 1997

Source Services Corporation
(Registrant)

By:/s/ Richard Dupont
   ------------------------------------------------
       Richard Dupont, Chief Financial Officer
       and Secretary

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        EXHIBIT
------                        -------
   27             Financial Data Schedule