Form 10-K
period 1997-12-28
SOURCE SERVICES CORP
filed 1998-03-17
CIK 1014982

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 28, 1997 or

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

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                             Common Stock, Par Value
                                 $.02 per share
                       ----------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 27, 1998, 13,754,043 shares of $.02 par value Common Stock were outstanding, and the aggregate market value of the common shares (based upon the last price on February 27, 1998) was approximately $362,762,884.

PART I

ITEM 1.  BUSINESS

GENERAL

         Source Services Corporation (the "Company") is a specialty staffing services firm that provides flexible staffing and permanent placement of professional and skilled personnel primarily in the areas of information technology, accounting and finance, and engineering and manufacturing. It recently expanded its service offerings to include the staffing of professional and skilled personnel in the areas of health care and legal services. The Company believes that the ability to provide both flexible staffing and permanent placement of professional and skilled personnel in a broad spectrum of fields enables it to present integrated solutions to its clients' staffing needs. The Company further believes that the staffing of professional and skilled personnel in specialty niches generally includes longer term assignments than typical clerical temporary placement and offers the Company the opportunity for greater growth and higher profitability. The Company has offices in 55 markets throughout the United States and one in Canada.

         Initially a large provider of permanent placement services, the Company shifted its focus in 1991 to flexible staffing services, traditionally known as temporary staffing, in its areas of specialization. For the past three years, the Company's net service revenue from flexible staffing has grown at a compounded annual rate of approximately 44%. During fiscal year 1997, approximately 68% of the Company's net service revenue was derived from its flexible staffing services.

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

         On February 2, 1998, the Company and Romac International, Inc. ("Romac") announced that they had entered into a merger agreement providing for a stock-for-stock transaction, under which Romac would be the surviving entity. (See Note 13, under "Notes to Consolidated Financial Statements" for further information.) This merger is subject to, among other considerations, approval by shareholders of both companies. While the merger is anticipated by management to be completed in the second calendar quarter of 1998, because all the conditions of the merger agreement have not been met, consummation of the merger at this time is uncertain. Therefore, the Company's Form 10-K has been prepared in a manner to best describe its business in an ongoing manner, thus providing a better understanding of the Company's strategies, business and ongoing obligations as they existed at the end of its 1997 fiscal year for which the report is filed.

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

THE COMPANY'S SPECIALTY STAFFING SERVICES

         Overview. The Company is a staffing services firm that specializes in providing flexible staffing and permanent placement of professional and skilled personnel primarily in the areas of information technology, accounting and finance, and engineering and manufacturing. It provides services in 55 markets throughout the United States and one in Canada. The Company's operations are more heavily concentrated in large metropolitan areas. The Company has recently expanded its service offerings to include the staffing of professional and skilled personnel in the areas of health care and legal services. The Company believes that providing a broad range of specialty staffing services allows it to capitalize on its name recognition and reputation initially developed as a provider of personnel to the information technology industry.

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

         Due to its position as a provider of flexible staffing and permanent placement staffing services in its primary areas of specialization, the Company has developed access to a large number of qualified candidates. The Company maintains a database of qualified candidates containing more than one million names. The Company seeks to assure the high quality of its candidates through personal screening interviews with each candidate. These screening interviews are conducted by sales associates having a background in the candidate's area of specialty, thereby further enabling the Company to offer its clients candidates which best meet the clients' staffing needs. The Company's policy is to replace, without additional charge, flexible staffing personnel who fail to perform to the client's satisfaction and candidates placed in permanent positions whose employment terminates within the guarantee period.

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

         Typically, the period of assignment depends upon the duration of the need for the skills possessed by an individual employee. During a typical week, the Company has more than 3,800 persons in flexible positions with clients. The Company charges hourly fees for personnel placed in flexible staffing assignments. For the years ended December 28, 1997, and December 29, 1996, flexible staffing accounted for approximately 67.8% and 62.3% respectively, of the Company's net service revenue. The ability of the Company to locate and hire personnel with capabilities required by customers is critical to its operations.

         The following table sets forth the number of markets in which the Company offered flexible staffing services in its areas of specialization as of the dates indicated:

                                               December 28,         December 29,         December 31,
                                                   1997                 1996                 1995
                                                   ----                 ----                 ----
Information Technology. . . . . . . . . .           49                   50                   43
Accounting and Finance. . . . . . . . . .           48                   45                   24
Engineering and Manufacturing . . . . . .           17                   16                   11
Other   . . . . . . . . . . . . . . . . .           10                   11                    4

         Set forth below are the percentages of the Company's net service revenue derived from its flexible staffing services for each of the years indicated:


                                              December 28,    December 29,   December 31,
                                                 1997             1996           1995
                                                 ----             ----           ----
Information Technology ...................       46.8%            45.1%          44.1%
Accounting and Finance ...................       17.5             14.9           14.6
Other ....................................        3.5              2.3            2.0
                                                -----            -----          -----
        Total Flexible Staffing ..........       67.8%            62.3%          60.7%
                                                =====            =====          =====

         Permanent Placement. During fiscal years ended December 28, 1997 and December 29, 1996, permanent placements accounted for 32.2% and 37.7%, respectively, of the Company's net service revenue. The Company currently offers permanent placement services in 54 markets covering 29 states and one in Canada.

         Permanent placement services include placement of candidates in permanent positions with clients. The Company believes that many businesses, in an effort to manage their cost structure and focus on their core business, have generally reduced the number of permanent, full-time employees as well as the size and capability of their human resources functions. Accordingly, companies rely more heavily on permanent placement providers for their hiring needs. The Company further believes that the increasing demand for specialized employee skills has enhanced its clients' dependence on its ability to more effectively identify and understand specialized and technical candidate skills. In addition, utilizing permanent placement providers allows companies to access a broader range of professional and skilled candidates. The Company believes its 35 year history in permanent placement services, its database containing information on over one million qualified potential placement candidates, its national presence and its practice of employing sales associates with backgrounds in the areas in which they recruit enable it to provide permanent placement staffing solutions that meet clients' needs. Source keeps the database current by contacting the candidates through direct mail, phone contact, direct contact, e-mail and other means to update candidate information. This database of candidates has been compiled over 36 years through direct mail, advertising, referrals, technical seminars, job fairs, college fairs and other medium.

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

         Set forth below are the percentages of the Company's net service revenue derived from its permanent placement services for each of the years indicated:

                                              December 28,    December 29,   December 31,
                                                 1997             1996           1995
                                                 ----             ----           ----
Information Technology ...................       17.0%           21.2%          24.0%
Accounting and Finance ...................       11.8            12.3           11.5
Other ....................................        3.4             4.2            3.8
                                                -----           -----          -----
        Total Permanent Placement ........       32.2%           37.7%          39.3%
                                                =====           =====          =====

AREAS OF SPECIALIZATION

         The Company specializes in providing flexible staffing and permanent placement of professional and skilled personnel in the areas of information technology, accounting and finance, engineering and manufacturing, health care and legal services through eight divisions. The Company regularly reviews its areas of specialization to determine whether new areas can be added to better serve its clients' needs. The Company's focus is on providing professional and skilled personnel.

         Information Technology. The Company provides persons skilled in computer-related fields for flexible staffing and permanent positions. Staffing of information technology personnel accounted for approximately 63.8% of the Company's net service revenue for fiscal year 1997, and 66.3% for the fiscal year 1996.

         The Company meets clients' information technology staffing needs through two divisions in 54 markets. SOURCE CONSULTING provides experienced professionals in all information technology disciplines for flexible staffing assignments. SOURCE EDP provides information systems professionals on a contingency fee and retainer basis for permanent employment.

         Accounting and Finance. For fiscal years 1997 and 1996, staffing of accounting and finance personnel accounted for approximately 29.3% and 27.2%, respectively, of the Company's net service revenue. The Company meets clients' accounting and finance staffing needs through two divisions. ACCOUNTANT SOURCE TEMPS provides accounting and financial personnel for flexible staffing assignments in 48 markets. SOURCE FINANCE provides experienced accounting and finance professionals on a contingency fee and retainer basis for permanent employment in 48 markets.

         Engineering. The Company provides professional personnel in the fields of engineering in 17 of the Company's markets in 11 states. For fiscal years 1997 and 1996, staffing of engineering personnel accounted for approximately 4.0% and 5.0%, respectively, of the Company's net service revenue.

         SOURCE ENGINEERING provides personnel highly skilled in a variety of engineering disciplines for both flexible staffing and permanent placement.

         Legal Services. Through its SOURCE LEGAL division, the Company recently has started to provide legal services personnel for flexible staffing and permanent placement in four markets.

         Health Care. The Company, through its SOURCE HEALTHCARE STAFFING division, provides licensed professionals to health care institutions primarily for flexible staffing in six markets.

ORGANIZATIONAL STRUCTURE

         The Company currently operates offices in 55 markets throughout the United States and one in Toronto, Canada. The Company's operations are divided into three geographic regions, each of which is under the management of a Vice President of Operations who is responsible for the overall profitability of his region. Each market served by the Company in a region is managed by a Managing Director who reports directly to the Vice President of Operations of that region and is responsible for sales of the Company's services in that market. Each of the service offerings in a market is supervised by a Sales Manager for that service. Each of the service offerings in each market is served by sales associates who report to a Sales Manager.

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

         The Company's sales associates are trained by the Company. Each newly-hired sales associate attends a one-week initial training program administered by the corporate training department that employs field personnel as trainers. When sales associates return to their assigned office, they undergo an additional nine weeks of training by local office management. This "Certification Program" is unique for each service of the Company and is formal in its execution, including both qualitative and quantitative training events with formal sign-off by local management. Additionally, regularly scheduled meetings in each branch office include training events based on specific needs in that office. Audio visual training aids are developed and disseminated by the corporate training department to support field management with ongoing training.

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

         The Company offers all of its candidates the opportunity to develop or enhance their skills through a variety of training aids as technological or other changes occur. In connection with an upgrade to its management information systems, the Company provides training software licensed from a third-party supplier. Candidates for the Company's flexible staffing and permanent placement services also have the opportunity to increase their technical and business skills through the use of an on-line discussion database and chat line.

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

MANAGEMENT INFORMATION SYSTEMS

         The Company relies heavily on its management information systems in the conduct of its business. The Company principally uses a proprietary system called WIZARD, which is an enhanced version of their previous system, SCORE. WIZARD is based on the use of client-server technology, the inter-connection of all of the Company's computer systems over a high-speed frame relay network, and the use of third-party software to manage daily documentation and correspondence with clients and to provide training for the Company's candidates. The Company believes that WIZARD's unique system of coding skills and qualifications of the Company's candidates provides the Company an advantage in matching such skills and qualifications with clients' needs. For example, WIZARD enables the Company to include within the coding of the skills and qualifications of a candidate various subcandidates possessing a group of skills and qualifications, including, for example, a high level of skill in a particular computer program, WIZARD will also identify candidates possessing most of the required qualifications and having skills in related or similar computer programs. This enables the Company to respond to specific client needs by searching for candidates possessing highly specialized skills or a broad grouping of skills as the circumstances require.

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

EMPLOYEES

         As of December 28, 1997, the Company employed approximately 4,160 persons. Of such persons, approximately 85 were engaged in corporate management and support functions, approximately 1,122, including approximately 767 sales associates, were involved in functions related to customer service, and the balance of 3,453 (of which approximately 230 were independent contractors) were available for or were on assignment in temporary staffing positions. As the employer, the Company is responsible for the permanent and temporary payrolls and employer's share of social security taxes (FICA), federal and state unemployment taxes, workers' compensation insurance and other direct labor costs relating to its employees. The Company offers access to various insurance programs and benefits for its flexible employees. The Company has no collective bargaining agreements covering any of its employees and has never experienced any material labor disruption. The Company considers its relations with its employees to be good.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 28, 1997.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed on the Nasdaq National Market under the symbol "SRSV" since the Company's initial public offering on July 29, 1996.

         The Company has not paid any dividends in recent years and has not declared any cash dividends on its Common Stock in 1997. The Company currently intends to retain any earnings to provide for the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

         The following table sets forth, for the periods indicated, the range of high, low and close sales prices for the Common Stock as reported on the Nasdaq National Market since the Company's initial public offering (the "Offering") in July 1996. All amounts have been adjusted for the 3-for-2 stock split effective November 15, 1997.



1997                                                            High         Low       Close
----                                                            ----         ---       -----
First Quarter (through  March 30, 1997) .................     $   13.33  $   11.33  $   11.92
Second Quarter (through June 29, 1997) ..................         19.00      10.50      17.25
Third Quarter (through September 28, 1997) ..............         20.67      17.00      19.67
Fourth Quarter (through December 28, 1997) ..............         22.13      18.17      19.75




1996                                                            High         Low       Close
----                                                            ----         ---       -----
Third Quarter (from July 29,1996)  ......................     $   13.33  $    9.33  $   11.67
Fourth Quarter (through December 29, 1996) ..............         12.42      10.33      11.42


         As of February 27, 1998, there were approximately 213 stockholders of record and approximately 2,400 beneficial holders of the Company's Common Stock. On March 11, 1998, the closing market price was $25.75.

         On July 29, 1996, the Company's Registration Statement on Form S-1 (File No. 2-21027) (the "Registration Statement") relating to the Offering was declared effective by the Commission. The Registration Statement registered an amount of Common Stock having an aggregate offering price of $27,138,034. The Offering was consummated on July 29, 1996, and the Company issued 1,938,431 shares of Common Stock at $14 per share (for an aggregate offering amount of $27,138,034). The managing underwriters of the Offering were The Robinson-Humphrey Company, Inc. and Rauscher Pierce Refsnes, Inc. In connection with the Offering, the Company paid underwriting discounts and commissions of $1,899,662 of expenses for the underwriters and approximately $1,148,237 of other expenses. None of such expenses were paid to directors, officers, 10% stockholders or affiliates of the Company. After deducting such total expenses of $3,047,899, the Company's net proceeds from the Offering were $24,090,135. [Pending its use of the remaining $11,795,872 in net proceeds, the Company has invested this amount in short-term, investment grade, interest-bearing obligations.]

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial information regarding the Company's financial position and operating results which has been extracted from the Company's financial statements for the five years ended December 28, 1997. The information should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included elsewhere in this report. All prior year net income per share and weighted average shares outstanding amounts have been retroactively adjusted for 3-for-2 stock split effective November 15, 1997.


                                                                               Year Ended
                                                 -----------------------------------------------------------------------
                                                 December 28,  December 29,    December 31,    January 1,     January 2,
                                                    1997           1996           1995           1995           1994
                                                 ----------      ---------      ---------      ---------      ----------
                                                             (Amounts in thousands, except per share amounts)
Income Statement Data:
   Net service revenue ......................     $ 294,676      $ 204,748      $ 141,832      $  90,067      $  53,835
   Cost of sales, flexible
     staffing ...............................       143,582         92,042         63,052         35,411         19,927
                                                  ---------      ---------      ---------      ---------      ---------
   Gross profit .............................       151,094        112,706         78,780         54,656         33,908
                                                  ---------      ---------      ---------      ---------      ---------
   Operating expenses:
     Selling ................................       122,570         93,211         64,882         43,795         27,546
     General and
       administrative .......................        10,694          8,371          6,636          5,447          4,683
                                                  ---------      ---------      ---------      ---------      ---------
         Total operating
           expenses .........................       133,264        101,582         71,518         49,242         32,229
                                                  ---------      ---------      ---------      ---------      ---------
   Operating income .........................        17,830         11,124          7,262          5,414          1,679
   Other income (expense),
     net ....................................           743             88           (540)          (403)          (349)
                                                  ---------      ---------      ---------      ---------      ---------
   Income before income
     taxes ..................................        18,573         11,212          6,722          5,011          1,330

   Income tax expense .......................        (8,045)        (4,741)        (2,547)        (1,764)          (513)
                                                  ---------      ---------      ---------      ---------      ---------
   Net income ...............................     $  10,528      $   6,471      $   4,175      $   3,247      $     817
                                                  =========      =========      =========      =========      =========
   Net income per share:
     Basic ..................................     $    0.77      $    0.54      $    0.39      $    0.30      $    0.07
                                                  =========      =========      =========      =========      =========
     Diluted ...............................      $    0.75      $    0.54      $    0.39      $    0.30      $    0.07
                                                  =========      =========      =========      =========      =========
   Weighted average shares outstanding:
     Basic ..................................        13,721         11,978         10,767         10,875         11,079
     Diluted ................................        13,978         12,049         10,836         10,920         11,079



     The Company has not declared or paid any cash dividends during the five year period ending December 28, 1997.

                                          December 28,    December 29,   December 31,    January 1,    January 2,
                                            1997             1996         1995             1995       1994
                                           -------          -------      -------          -------     -------
                                                                    ( In thousands)
Balance Sheet Data:
   Working capital ...................     $51,959          $41,337      $14,642          $ 6,419     $ 4,238
   Total assets ......................      86,269           64,553       30,624           22,434      13,031
   Total long-term debt ..............          --               --           --               --         630
   Stockholders' equity ..............      59,024           47,937       17,294            7,812       4,107


         The following tables set forth the unaudited quarterly results of operations for the years ended December 28, 1997 and December 29, 1996:

                                                                 QUARTER ENDED
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                            ----------------------------------------------------------------------------------------------
                              MARCH 30, 1997         JUNE 29, 1997          SEPTEMBER 28, 1997         DECEMBER 28, 1997
                            ------------------     -----------------     -----------------------    ----------------------
Net service revenue              $65,392               $70,969                 $76,411                    $81,904
Gross profit                     $33,956               $36,323                 $38,931                    $41,885
Net income                       $ 1,841               $ 2,440                 $ 2,954                    $ 3,293
Net income per share:
  Basic                          $  0.13               $  0.18                 $  0.22                    $  0.24
  Diluted                        $  0.13               $  0.18                 $  0.21                    $  0.23

                                                                 QUARTER ENDED
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                            ----------------------------------------------------------------------------------------------
                              MARCH 31, 1996        JUNE 30, 1996          SEPTEMBER 29, 1996         DECEMBER 29, 1996
                            -------------------    ----------------      -----------------------    ----------------------
Net service revenue              $40,833                 $47,899                $54,035                    $61,980
Gross profit                     $22,298                 $27,161                $29,592                    $33,653
Net income                       $   802                 $ 1,430                $ 1,941                    $ 2,297
Net income per share:
  Basic                          $  0.07                 $  0.11                $ 0. 16                    $  0.17
  Diluted                        $  0.07                 $  0.11                $ 0 .15                    $  0.17

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         This Form 10-K includes certain "forward-looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the Company's current expectations regarding the future results of operations, performance and achievements. Source Services Corporation has tried, wherever possible, to identify these "forward-looking" statements by using words such as "anticipate," "believe," "estimate," "expect" and similar expressions. These statements reflect the Company's current beliefs and are based on information currently available to it. Accordingly, these statements are subject to risks and uncertainties which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by these statements. These risks and uncertainties include the following: economic activity in the United States and in the regions of the country in which the Company operates; the Company's ability to attract and retain qualified personnel; the Company's ability to maintain and protect its information processing systems and proprietary technology; the achievement and management of growth by the Company through internal expansion in current markets; the retention of key management personnel and qualified sales associates; exposure to employment liability risk; competition in the Company's current and potential target markets; and changes in legislative or regulatory requirements. Readers are encouraged to review the Risk Factors Section of the Company's Form S-1 filing dated July 29, 1996 for a more complete description of these factors. The Company is not obligated to update or revise these "forward-looking" statements to reflect new events or circumstances.

         The following discussion should be read in connection with the Company's Consolidated Financial Statements and the related Notes thereto included elsewhere in this document.

Overview

         On February 2, 1998, the Company and Romac International, Inc. ("Romac") announced that they had entered into a merger agreement providing for a stock-for-stock transaction, under which Romac would be the surviving entity. (See Note 13, under "Notes to Consolidated Financial Statements" for further information.) This merger is subject to, among other considerations, approval by shareholders of both companies. While the merger is anticipated by management to be completed in the second calendar quarter of 1998, because all the conditions of the merger agreement have not been met, consummation of the merger at this time is uncertain. Therefore, the Company's Form 10-K has been prepared in a manner to best describe its business in an ongoing manner, thus providing a better understanding of the Company's strategies, business and ongoing obligations as they existed at the end of its 1997 fiscal year for which the report is filed.

         In recent years, substantially all of the Company's growth has come from expansion of its flexible staffing services, adding staffing services in new areas of specialization and entering new geographic markets.

         All growth has been through internal expansion rather than from acquisitions.

         The following table sets forth the number of markets, by service type and area of specialization, as of the end of the indicated fiscal periods:

                                                      1997     1996     1995     1994    1993
                                                      ----     ----     ----     ----    ----
         Flexible Staffing                             55       54       47       43      30
         Permanent Placement                           54       53       51       46      45
         ------------------------------------------------------------------------------------
         Information Technology                        54       53       51       46      43
         Accounting and Finance                        52       51       37       33      35
         Engineering and Manufacturing                 17       16       11        7       5
         Other                                         10       11        4        2       0

RESULTS OF OPERATIONS

Fiscal Year 1997 as compared to Fiscal Year 1996

     Net service revenue. Net service revenue increased 44.0% to $294.7 million in 1997, from $204.7 million in 1996. The growth in net service revenue was primarily attributable to an increase in the number of sales associates, and the Company's continued emphasis on expanding the number of service offerings in all markets.

     Net service revenues from flexible staffing services grew 56.8% to $199.9 million in 1997, from $127.5 million in 1996. The growth in flexible staffing net service revenue is primarily due to an increase in the hours billed from adding additional markets and growth in existing markets and, to a lesser extent, an increase in the average billing rates.

     Permanent placement net service revenue increased 22.8% to $94.8 million in 1997, from $77.2 million in 1996. The growth in permanent placement net service revenue is primarily the result of an increase in the number of permanent placements and, to a lesser extent, an increase in the average placement fees.

     Gross profit. Gross profit increased 34.1% to $151.1 million in 1997, from $112.7 million in 1996. Gross profit as a percentage of net service revenues decreased slightly to 51.3% for 1997, from 55.1% in 1996. The decrease was primarily a result of a continued change in mix of the Company's net service revenue toward flexible staffing services.

     Operating expenses. Operating expenses increased 31.2% to $133.3 million in 1997, from $101.6 million in 1996. The increase was primarily a result of hiring additional operations employees, increased expenses associated with the expansion of the Company's business, and upgrades in the Company's management information system. As a percentage of net service revenue, operating expenses decreased to 45.2% in 1997, as compared to 49.6% in 1996.

     Operating income. Operating income increased 60.4% to $17.8 million in 1997, from $11.1 million in 1996. The increase is primarily a result of the factors described above.

     Other (income) expense. Other income was $0.7 million in 1997, as compared to $88,000 of income in 1996. The increase in other income was primarily a result of an increase in interest income.

     Income taxes. The effective tax rate was 43.3% and 42.2% in 1997 and 1996, respectively.

     Net income. Net income increased 61.5% to $10.5 million in 1997, from $6.5 million in 1996, as a result of the factors described above.

Fiscal Year 1996 as compared to Fiscal Year 1995

     Net service revenue. Net service revenue increased 44.4% to $204.7 million in 1996, from $141.8 million in 1995. The growth in net service revenue was primarily attributable to an increase in the number of sales associates, and the Company's continued emphasis on expanding the number of service offerings in all markets.

     Net service revenues from flexible staffing services grew 48.1% to $127.5 million in 1996, from $86.1 million in 1995. The growth in flexible staffing net service revenue is primarily due to an increase in the hours billed in existing markets, and, to a lesser extent, an increase in the average billing rates.

     Permanent placement service revenue increased 38.6% to $77.2 million in 1996, from $55.7 million in 1995. The growth in permanent placement net service revenue is primarily the result of an increase in the number of permanent placements, and, to a lesser extent, an increase in the average placement fees.

     Gross profit. Gross profit increased 43.1% to $112.7 million in 1996, from $78.8 million in 1995. Gross profit as a percentage of net service revenues decreased to 55.1% for 1996, from 55.5% in 1995. The decrease was primarily as a result of a continued change in mix of the Company's net service revenue toward flexible staffing services.

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

     Other (income) expense. Other (income) expense increased to $88,000 of income in 1996, as compared to $540,000 of expense in 1995.

     Income taxes. The effective tax rate was 42.2% and 37.9% in 1996 and 1995, respectively.

     Net income. Net income increased to $6.5 million in 1996, from $4.2 million in 1995, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $9.9 million for the fiscal year ended December 28, 1997, as compared to cash used in operating activities of $1.2 million for the fiscal year ended December 29, 1996. The increase in cash from operating activities in fiscal 1997 is primarily attributable to higher net income and increases in accounts payable and accrued expenses and accrued commissions and payroll. Cash provided by operating activities was $1.2 million for the fiscal year ended December 31, 1995 primarily as a result of net income, adjusted for non-cash items, offset by increases in working capital.

     Cash used in investing activities was $5.4 million, $5.5 million and $2.0 million for the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995, respectively. Cash used in investing activities in fiscal 1997 includes $3.5 million in capital expenditures and purchases of short-term investments of $1.9 million. Cash used in investing activities in fiscal 1996 and 1995 includes $5.9 million and $2.2 million in capital expenditures, respectively.

     Cash provided by financing activities were $0.4 million in fiscal 1997 and $24.2 million in fiscal 1996. Cash provided by financing activities in fiscal 1997 includes $0.4 million in proceeds from the exercise of stock options. Cash provided by financing activities in fiscal 1996 includes $24.1 million in net proceeds from the Company's initial public offering.

     Working capital for the fiscal year ended December 28, 1997, is $52.0 million as compared to $41.3 million for the fiscal year ended December 29, 1996.

     Historically, the Company has financed its operations through cash generated by operating activities and through various forms of external financing, including operating leases, capital leases and bank lines of credit. The principal use of cash is for financing working capital, particularly through periods of growth. As a result of the Offering on July 29, 1996, the Company received $24.1 million in net proceeds. These proceeds have been used to repay short-term borrowings, make capital improvements and to support future growth.

     If new offices are established or acquired, or existing offices expanded, there will be increased requirements for cash resources to fund operations. The start-up of services in a new market has generally required expenditures of up to approximately $200,000 before generating positive cash flow. Historically, such new operations generally have achieved operating profitability within nine months of inception but have not contributed significant net service revenues for the first 12-to-18 months.

     On April 30, 1997, the Company renewed its $10.0 million line of credit loan agreement. No amounts were borrowed under the agreement during the year. As of December 28, 1997, $10.0 million is available for borrowing under the Company's line of credit loan agreement.

     During 1997, capital expenditures were made primarily for computer equipment and office furniture and fixtures. The foregoing capital expenditures were financed internally from operating activities.

     Flexible staffing personnel are generally paid weekly for their services, whereas customer payments are generally received within 30 to 90 days from the date of invoice. Should the Company's flexible staffing business grow and accounts receivable increase, the Company's need for capital will increase. With the exception of possible acquisitions, the Company believes that its cash balance, funds from operations and its line of credit will be sufficient to fund continued expansion of its services and office locations at least through the next 12 months.

YEAR 2000 COMPUTER ISSUES

         Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00." This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken.

         The Company utilizes software or related computer technologies essential to its operations that will be affected by the Year 2000 issue. The Company has studied what actions will be necessary to make its computer systems Year 2000 compliant and has completed certain phases of its compliance plan. The Company expects all of its systems to be Year 2000 compliant by late 1998 and has determined that it will not have a material impact on its business, operations nor its financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Management's Report

         The accompanying financial statements of Source Services Corporation (the "Company") are the responsibility of and have been prepared by the Company in conformity with generally accepted accounting principles. It is necessary to include some amounts that are based on best judgment and estimates. The financial information displayed in other sections of this report is consistent with these financial statements.

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



/s/ D. Les Ward                           /s/ Richard Dupont
-------------------------------------     -------------------------------------
D. Les Ward                               Richard Dupont
President and Chief Executive Officer     Chief Financial Officer and Secretary

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Source Services Corporation

In our opinion, the consolidated financial statements and financial statement schedule listed in the index appearing under Item 14(a)(1) and (2) and 14(d) on page F-2 present fairly, in all material respects, the financial position of Source Services Corporation and its subsidiary at December 28, 1997 and December 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 13, on February 2, 1998, Source Services Corporation announced that they had entered into an agreement to merge with Romac International, Inc. ("Romac"), in a stock-for-stock transaction, under which Romac would be the surviving entity.

/s/ Price Waterhouse LLP
------------------------------
PRICE WATERHOUSE LLP
Dallas, Texas
February 6, 1998

                           SOURCE SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                              DECEMBER 28,   DECEMBER 29,
                                                                                 1997           1996
                                                                                --------      --------
Current assets:
     Cash and cash equivalents ............................................     $ 23,723      $ 18,849
     Accounts receivable, less allowance for doubtful accounts
          and fee adjustments of $4,543 and $2,590, respectively ..........       49,254        37,018
     Short-term investments ...............................................        1,906            --
     Deferred tax asset ...................................................        2,789         1,611
     Prepaid expenses and other ...........................................          882           268
                                                                                --------      --------
               Total current assets .......................................       78,554        57,746
Property and equipment, net ...............................................        7,715         6,807
                                                                                --------      --------
               Total assets ...............................................     $ 86,269      $ 64,553
                                                                                ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Accounts payable and accrued expenses ................................     $  5,351      $  3,796
     Accrued commissions and payroll ......................................       20,374        11,684
     Accrued 401(k) plan contribution .....................................          537           430
     Income taxes payable .................................................          333           499
                                                                                --------      --------
               Total current liabilities ..................................       26,595        16,409
Other liabilities .........................................................          650           207
                                                                                --------      --------
               Total liabilities ..........................................       27,245        16,616


Commitments and contingencies (Note 12)
Stockholders' equity:
     Preferred stock, $.01 par, 2,000 shares authorized, no
          shares issued and outstanding ...................................           --            --
     Common stock, $.02 par, 100,000 shares authorized, 13,754
          and 13,701 shares outstanding ...................................          274           182
     Capital in excess of par .............................................       26,196        25,707
     Retained earnings ....................................................       32,605        22,077
     Treasury stock .......................................................           (9)           (8)
     Cumulative translation adjustment ....................................          (42)          (21)
                                                                                --------      --------
               Total stockholders' equity .................................       59,024        47,937
                                                                                --------      --------
               Total liabilities and stockholders' equity .................     $ 86,269      $ 64,553
                                                                                ========      ========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SOURCE SERVICES CORPORATION
                 CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                YEAR ENDED
                                                  ------------------------------------------
                                                  DECEMBER 28,   DECEMBER 29,   DECEMBER 31,
                                                     1997            1996          1995
                                                   ---------      ---------      ---------
Net service revenue ..........................     $ 294,676      $ 204,748      $ 141,832
Cost of sales, flexible staffing .............       143,582         92,042         63,052
                                                   ---------      ---------      ---------
          Gross profit .......................       151,094        112,706         78,780
                                                   ---------      ---------      ---------
Operating expenses:
     Selling .................................       122,570         93,211         64,882
     General and administrative ..............        10,694          8,371          6,636
                                                   ---------      ---------      ---------
               Total operating expenses ......       133,264        101,582         71,518
                                                   ---------      ---------      ---------
               Operating income ..............        17,830         11,124          7,262
Other income (expense):
     Interest income .........................         1,175            472             99
     Interest expense ........................          (181)          (173)           (61)
     Other, net ..............................          (251)          (211)          (578)
                                                   ---------      ---------      ---------
               Income before income taxes ....        18,573         11,212          6,722
                                                   ---------      ---------      ---------
Income tax (expense) benefit:
     Current .................................        (8,727)        (5,508)        (2,764)
     Deferred ................................           682            767            217
                                                   ---------      ---------      ---------
               Total income tax expense ......        (8,045)        (4,741)        (2,547)
                                                   ---------      ---------      ---------
Net income ...................................     $  10,528      $   6,471      $   4,175
                                                   =========      =========      =========
Net income per share:
     Basic ...................................     $    0.77      $    0.54      $    0.39
                                                   =========      =========      =========
     Diluted .................................     $    0.75      $    0.54      $    0.39
                                                   =========      =========      =========
Weighted average shares outstanding:
     Basic ...................................        13,721         11,978         10,767
                                                   =========      =========      =========
     Diluted .................................        13,978         12,049         10,836
                                                   =========      =========      =========







                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           SOURCE SERVICES CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)


                                      Common Stock    Capital                           Cumulative    Treasury Stock       Total
                                    --------------   in Excess  Retained    Deferred   Translation  -----------------  Stockholders'
                                    Shares  Amount    of Par    Earnings  Compensation  Adjustment  Shares     Cost       Equity
                                    ------  ------   ---------  --------  ------------ -----------  ------   --------  -------------
January 1, 1995 ..................   2,269  $   48   $    124   $ 11,755     $   (412)   $    (21)     126   $ (3,682)   $  7,812
  Net income .....................                                 4,175                                                    4,175
  Foreign currency translation
    adjustment ...................                                                             (4)                             (4)
  Stock contribution to profit
    sharing plan .................     213       2      1,606       (679)                             (139)     4,063       4,992
  2.9-for-1 stock split ..........   4,684      94        (94)                                                                --
  Deferred compensation ..........     (13)                19        269          412                   13       (381)        319
                                    ------  ------   --------   --------     --------    --------   ------   --------    --------
December 31, 1995 ................   7,153     144      1,655     15,520            0         (25)       0          0      17,294
                                    ------  ------   --------   --------     --------    --------   ------   --------    --------
  Net income .....................                                 6,471                                                    6,471
  Stock contribution to profit
    sharing plan .................                        (72)        86                                                       14
  Foreign currency translation
    adjustment ...................                                                              4                               4
  Initial public offering of
    common stock .................   1,563      31     20,325                                                              20,356
  Costs of initial public
    offering .....................                     (1,148)                                                             (1,148)
  Stock options exercised ........      44                 72                                                                  72
  Repurchase of fractional
    shares .......................      (1)                                                               1       (8)         (8)
  Underwriters overallotment
    exercised ....................     375       7      4,875                                                               4,882
                                    ------  ------   --------   --------     --------    --------    ------  --------    --------
December 29, 1996 ................   9,134     182     25,707     22,077            0         (21)        1        (8)     47,937
                                    ------  ------   --------   --------     --------    --------    ------  --------    --------
  Net Income .....................                                10,528                                                   10,528
  Foreign currency translation
    adjustment ...................                                                            (21)                            (21)
  Stock options exercised ........      53                366                                                                 366
  Tax benefit from exercise of
    stock options ................                        215                                                                 215
  3-for-2 stock split ............   4,567      92        (92)                                                                 --
  Repurchase of fractional
    shares .......................                                                                                 (1)         (1)
                                    ------  ------   --------   --------     --------    --------    ------  --------    --------
December 28, 1997 ................  13,754  $  274   $ 26,196   $ 32,605     $      0    $    (42)        1  $     (9)   $ 59,024
                                    ======  ======   ========   ========     ========    ========    ======  ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         SOURCE SERVICES CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)


                                                                              YEAR ENDED
                                                               -----------------------------------------
                                                               DECEMBER 28,   DECEMBER 29,  DECEMBER 31,
                                                                  1997           1996           1995
                                                               ----------      --------      -----------
Cash flows from operating activities:
     Net income ............................................     $ 10,528      $  6,471      $  4,175
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
          Depreciation and amortization ....................        2,552         1,476           570
          Profit Sharing Plan stock contributions ..........           --            14         4,992
          Deferred compensation ............................           --            --           288
          Deferred tax asset, net ..........................       (1,178)         (859)         (236)
          Deferred tax liability, net ......................          497            91            --
          Loss on asset sales ..............................           --            18            52
          Tax benefit from exercise of stock options .......          215            --            --
     Decrease (increase) in assets:
          Accounts receivable ..............................      (12,236)      (11,719)       (7,315)
          Prepaid expense ..................................         (614)          137          (188)
          Investments ......................................           --            --           147
     Increase (decrease) in liabilities:
          Accounts payable and accrued expenses ............        1,555           188          (600)
          Accrued commissions and payroll ..................        8,690         2,443         3,745
          Accrued 401(k) plan contribution .................          107           430            --
          Accrued contribution to profit sharing plan ......           --            (6)       (3,236)
          Income taxes payable .............................         (166)          159        (1,157)
          Other liabilities ................................          (75)          (15)          (44)
                                                                 --------      --------      --------
               Net cash provided by (used in)
                  operating activities .....................        9,875        (1,172)        1,193
                                                                 --------      --------      --------

Cash flows from investing activities:
     Expenditures for property and equipment ...............       (3,485)       (5,875)       (2,168)
     Proceeds from sales of property and equipment .........           25           354           152
     Purchases of short-term investments ...................       (1,906)           --            --
                                                                 --------      --------      --------
               Net cash used in investing
                  activities ...............................       (5,366)       (5,521)       (2,016)
                                                                 --------      --------      --------

Cash flows from financing activities:
     Initial public offering proceeds, net of
        offering costs .....................................           --        19,208            --
     Exercise of underwriters' overallotment
       option ..............................................           --         4,882            --
     Proceeds from exercise of stock options, net ..........          366            72            --
     Repurchase treasury stock from
        Profit Sharing Plan ................................           (1)           (8)           --
                                                                 --------      --------      --------
               Net cash provided by financing
                      activities ...........................          365        24,154            --
                                                                 --------      --------      --------

Net increase (decrease) in cash and cash
  equivalents ..............................................        4,874        17,461          (823)
Cash and cash equivalents at beginning of period ...........       18,849         1,388         2,211
                                                                 --------      --------      --------
Cash and cash equivalents at end of period .................     $ 23,723      $ 18,849      $  1,388
                                                                 ========      ========      ========

Supplemental Cash Flow Information
Cash paid during the period for :
     Interest ..............................................     $    181      $     73      $     61
                                                                 ========      ========      ========
     Income taxes ..........................................     $  8,675      $  4,977      $  3,447
                                                                 ========      ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           SOURCE SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 --- ORGANIZATION AND BUSINESS

     Source Services Corporation (the Company) was incorporated under the laws of the State of Delaware on May 6, 1969. The Company, which operates in a single business segment for generally accepted accounting principle reporting purposes, places experienced personnel in the fields of information technology, accounting, finance, engineering, law and health care through its divisions:
Source Edp, Source Finance, Source Engineering, Source Manufacturing, Source Consulting, Accountant Source Temps, Source HealthCare Staffing and Source Legal.

NOTE 2 --- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated.

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

   Fiscal periods

     The Company utilizes 4-4-5 (week) quarterly accounting periods with the fiscal year ending on the Sunday nearest the last day of December. Fiscal 1997 ended December 28, 1997, fiscal 1996 ended December 29, 1996, and fiscal 1995 ended December 31, 1995.

   Revenue recognition

     Revenue for the placement of personnel on a permanent basis is recognized on the date the employer and individual mutually agree to an offer and acceptance of employment with an employment date no later than the end of the following month. If the individual fails to continue employment for a period of time as specified in the placement agreement, generally a thirty- to ninety-day period, the Company is not entitled to collect the placement fee. Revenue from permanent placements is shown on the Consolidated Statement of Revenues and Expenses net of amounts written off for adjustments due to placed candidates not remaining in employment for the Company's guarantee period. Revenue derived from flexible staffing is recognized as services are performed by the Company's employees. Revenue from flexible staffing on the Consolidated Statement of Revenues and Expenses represents gross billings less amounts written off. The Company maintains an allowance for potential fee adjustments and uncollectible accounts.

   Cash and cash equivalents

     Cash and cash equivalents include cash on hand and in banks and overnight investments. Overnight investments in Eurodollars were $15,400 and $4,500 at December 28, 1997 and December 29, 1996, respectively.

   Short-term investments

     Short-term investments include marketable debt securities at December 28, 1997. All such securities are classified as held-to-maturity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The debt securities include government and corporate obligations all with maturities less than one year. The carrying amount of these investments approximates market value.

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

   Long-lived assets

     It is the Company's policy to periodically review the net realizability of its long-lived assets through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.

   Self-insurance

     The Company offers an employee benefit program for which it is self-insured for a portion of the cost. The Company is liable for claims up to $125 per employee and aggregate claims up to a defined yearly payment limit. All full-time employees and salaried consultants are eligible to participate in the program. Self-insurance costs are accrued using actuarial estimates to approximate the liability for reported claims and claims incurred but not reported.

   Fair value of financial instruments

     Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," requires the disclosure, to the extent practicable, of the fair value of financial instruments which are recognized or unrecognized in the balance sheet. The carrying amounts of the Company's financial instruments, primarily cash, investments, and short-term trade receivables and payables, approximate fair value. There were no off-balance sheet investments or derivatives at December 28, 1997 or December 29, 1996.

   Stock-based compensation

     The Company accounts for stock option and stock purchase plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and makes the appropriate disclosures as required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). (See Note 8 - Stock Option Plans)

   Income taxes

     The Company accounts for income taxes under the principles of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the carrying amounts and the tax bases of assets and liabilities.

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

   Earnings per share

     The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which was issued in February 1997, effective for interim and annual periods ending after December 15, 1997. Prior year earnings per share have been restated in accordance with SFAS 128. Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potential dilutive common shares outstanding during the period. Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of the per share amounts for the quarter may not equal per share amounts for the year.

   Recently issued accounting standards

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") effective for fiscal years beginning after December 15, 1997. SFAS 131 requires companies to disclose certain information regarding their operating segments, their products and services, their major customers and geographical areas in which they operate. The determination of reportable segments under SFAS 131 is based on material segments of a company whose operating results are regularly reviewed by the chief operating decision maker in determining allocation of resources between segments and assessing their performance. The Company is presently evaluating its reporting requirements under this standard and will adopt the provisions of SFAS 131 effective December 31, 1998.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The adoption of this statement in 1998 is not expected to have a significant effect on the Company's financial statements.

NOTE 3 --- PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following at:

                                                                December 28,  December 29,
                                                                   1997          1996
                                                                 --------      --------
Furniture and fixtures .....................................     $  7,455      $  5,899
Computer equipment .........................................        6,092         5,060
Leasehold improvements .....................................          550           404
                                                                 --------      --------
                                                                   14,097        11,363
Accumulated depreciation and amortization ..................       (6,382)       (4,556)
                                                                 --------      --------
                                                                 $  7,715      $  6,807
                                                                 ========      ========

NOTE 4 --- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses are comprised of the following at:

                                                               December 28,     December 29,
                                                                  1997             1996
                                                                 ------           ------
Trade accounts payable .....................................     $1,492           $1,798
Self-insurance accrual for employee benefits ...............      1,809            1,015
Accrued sales meeting ......................................        719              308
Other ......................................................      1,331              675
                                                                 ------           ------
                                                                 $5,351           $3,796
                                                                 ======           ======

NOTE 5 --- 401(K) AND PROFIT SHARING PLAN

     Effective October 1, 1997, the Company merged its profit sharing plan and 401(k) plan to form the Source Services 401(k) and Profit Sharing Retirement Savings Plan ("the Plan"), and Merrill Lynch became the trustee and administrator. The Plan covers all active participants who were participating in either the previous 401(k) or profit sharing plan or those employees who meet the Plan's requirements for eligibility. At December 28, 1997 and December 29, 1996, the Plan held 3,469 and 5,048 shares, respectively, of the Company's common stock. The shares held by the Plan represented approximately 25% and 37%, respectively, of the Company's outstanding shares. Employer contributions to the Plan were $2,037 in 1997. Employer contributions to the 401(k) plan were

$1,608 in 1996. There were no contributions to the Profit Sharing Plan in 1997 or 1996, and contributions to the Profit Sharing Plan were $4,998 in 1995.

NOTE 6 --- REVOLVING LINE OF CREDIT

      The Company has a $10,000 revolving line of credit agreement dated April 30, 1997. The revolving line of credit is collateralized by accounts receivable and other property of the Company. The commitment period extends to April 29, 1998. Commitment fees are payable on the unused balance at a rate of 0.375% per annum, payable quarterly. Interest accrues on outstanding amounts at the prime rate. The prime rate was 8.50% at December 28, 1997. Restrictive covenants under the agreement include tangible net worth levels, current ratio limitations, and interest coverage requirements in addition to restrictions on indebtedness, liens, and sale of assets. There were no amounts outstanding under the line of credit at December 28, 1997.

      Prior to April 30, 1997, the Company had a $10,000 revolving line of credit dated May 21, 1996. The commitment period extended through May 21, 1997. There were no amounts outstanding under the line of credit at December 29, 1996, however the Company borrowed against the line of credit at various times during fiscal 1996 for working capital purposes on an as needed basis. Interest accrued on the outstanding amounts at the prime rate. The prime rate at December 29, 1996 was 8.25%.

NOTE 7 --- EQUITY

      On October 21, 1997, the Company declared a 3-for-2 stock split of its common stock. The stock split was in the form of a 50% stock dividend and was distributed on November 15, 1997, to stockholders of record at the close of business on November 3, 1997. Other than as specifically noted, all share and per share amounts have been re-stated to reflect the stock split. In conjunction with the stock split, the Company purchased fractional shares from certain stockholders. This repurchase consisted of approximately 0.1 shares for $1.2.

      On July 29, 1996, the Company effected an initial public offering (the "Offering") in which 2,500.0 (pre-split) shares of common stock were offered; 1,563.4 (pre-split) shares by the Company and 936.6 (pre-split) shares by certain stockholders of the Company. The offering price was $14.00 (pre-split) per share, of which the Company received $13.02 (pre-split), after application of underwriting discounts, resulting in net proceeds of $20,356. The Company did not receive any proceeds from the sale of shares sold by existing stockholders.

      In addition, the Company granted the underwriters of the Offering, a 30-day option to purchase up to an aggregate of 375.0 (pre-split) additional shares of Common Stock at the Offering price less the underwriting discount solely to cover over-allotments, if any. The underwriters exercised their over-allotment option in full on August 13, 1996. Upon exercising the option, total proceeds to the Company from the Offering increased to $25,238.

      Contemporaneous with the Offering, the Company issued stock options to certain key employees. The total number of shares granted in these options was
358.8 (pre-split) at the Offering price of $14.00 (pre-split) per share. These options are generally exercisable in the following cumulative installments: first installment - up to one-third of the total optioned shares at any time on or after two years from the date of grant; second installment - up to an additional one-third of the total optioned shares at any time after three years from the date of grant; and third installment - up to an additional one-third of the total optioned shares at any time after four years from the date of grant. There was no compensation expense recorded in connection with the issuance of the options. These options terminate on July 25, 2006. (See Note 8 -- Stock Option Plans).

      During the fourth quarter of 1996, the Company re-purchased fractional shares held by the Profit Sharing Plan as well as certain stockholders. This repurchase consisted of approximately 0.5 shares for $7.9.

NOTE 8 --- STOCK OPTION PLANS

      The Company approved the 1996 Stock Option Plan (the Employees' Stock Option Plan) in April 1996. Under the Employees' Stock Option Plan, options may be granted to eligible employees of the Company or its subsidiaries for the purchase of an aggregate 1,000 shares of the Company's common stock. All options must be issued with an exercise price equal to the market value of the option on the date of grant. Options granted under the plan vest over four years and expire ten years from issuance.

      The Company also maintains various stock option plans for non-employee directors. Options granted under the 1994 and 1995 non-employee director plans vest equally over two years and expire ten years from issuance. Option granted under the 1996 non-employee director plan vest six months from the date of grant and expire five years from issuance. Options granted under the 1997 non-employee director plan vest at the date of grant, are exerciseable on a pro rata basis over a five year period and expire ten years from issuance.

Activity under the various stock option plans is as follows:

                                         Number of     Weighted Average
                                          Options         Exercise Price
                                         ---------     ----------------
Outstanding, December 29, 1996 .....       612.3           $    8.54
   Granted .........................       168.8           $   15.68
   Exercised .......................       (52.5)          $    6.98
                                          ------
Outstanding, December 28, 1997 .....       728.6           $   10.31
                                          ======

      The following table summarizes information about options outstanding under the stock option plans at December 28, 1997:

                   Options Outstanding                                              Options Exerciseable
                   -------------------                                              --------------------
    Range of              Number of        Weighted Average                    Number of        Weighted Average
Exercise Prices     Options Outstanding        Exercise Price             Options Exerciseable       Exercise Price
---------------     ------------------     -----------------             -------------------    -----------------
  $1.11 - $2.33             50.3                  $2.17                            50.3                 $2.17
 $9.33 - $13.83            605.6                  $9.89                            18.0                $11.58
$17.92 - $20.50             72.7                 $19.40                               -                     -


      The Company applies APB 25 and related interpretations in accounting for its stock-based compensation plans. In accordance with SFAS 123, the Company elected to continue to apply the provisions of APB 25. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 are required and are presented below.

                                                                1997                      1996
                                                                ----                      ----
Net income                 As reported . . . . . . . . .      $ 10,528                   $6,471
                           Pro forma . . . . . . . . . .      $  9,696                   $6,222

Net income per share       As Reported:
                              Basic  . . . . . . . . . .         $0.77                    $0.54
                              Diluted  . . . . . . . . .         $0.75                    $0.54

                           Pro Forma:
                              Basic  . . . . . . . . . .         $0.71                    $0.52
                              Diluted  . . . . . . . . .         $0.69                    $0.51


      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: no dividend yield, expected volatility of 27.0% and 29.0%, risk free interest rates of 6.6% and 6.6%, and expected lives of ten years. The weighted average fair value of options granted during 1997 and 1996 was $8.66 and $5.31, respectively.


NOTE 9 - EARNINGS PER SHARE

      Following is a reconciliation of the denominators of the basic and diluted earnings per share calculations. There were no differences in the numerator (net income) for any of the years presented.

                                                 Effect of
          Shares for the                     Dilutive Securities
            year ended         Basic EPS       (Stock Options)           Diluted EPS
          --------------       ---------       ---------------           -----------
               1997             13,721               257                  13,978
               1996             11,978                71                  12,049
               1995             10,767                69                  10,836


NOTE 10 -- EMPLOYEE STOCK PURCHASE PLAN

      During 1996, the Company enacted an Employee Stock Purchase Plan. This plan allows employees to purchase stock at the current market price through payroll deductions, without paying commissions on purchases. All employees are eligible to participate in the Employee Stock Purchase Plan, and there is no waiting period.

NOTE 11 --- INCOME TAXES

      The components of the provision for income taxes are as follows:

                                                         1997          1996        1995
                                                         -----         ----        ----
Current provision:
   Federal ........................................     $ 6,869      $ 4,074      $ 2,540
   State and other ................................       1,858        1,434          224
                                                        -------      -------      -------
                                                          8,727        5,508        2,764
Deferred benefit:
   Federal and state ..............................        (682)        (767)        (217)
                                                        -------      -------      -------
       Total income tax expense ...................     $ 8,045      $ 4,741      $ 2,547
                                                        =======      =======      =======

      The Company's income tax expense was computed in accordance with SFAS 109. Deferred benefit represents the change in the net deferred tax asset and is discussed further below.

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

     Deferred tax assets / (liabilities) are comprised of the following at :

                                                               December 28,  December 29,
                                                                  1997         1996
                                                                 -------      -------
Deferred tax assets:
   Employee insurance claims ...............................     $   739      $   411
   Accrued rent ............................................          44           52
   Allowance for doubtful accounts .........................       1,856        1,051
   Accrued vacation ........................................         150           97
                                                                 -------      -------
Gross deferred tax assets ..................................       2,789        1,611
Deferred tax liabilities:
   Depreciation ............................................        (587)         (91)
                                                                 -------      -------
Net deferred tax asset .....................................     $ 2,202      $ 1,520
                                                                 =======      =======


The following table reconciles the federal income tax provision at the statutory rate to actual taxes reflected in the accompanying financial statements:


                                                          1997         1996       1995
                                                         -------     -------     -------
Statutory U.S. tax rates ...........................     $ 6,501     $ 3,814     $ 2,213
Increase/(Decrease) in taxes resulting from:
   Permanent differences ...........................         297         125         116
   State taxes, net of federal benefit .............       1,130         766         224
   Other ...........................................         117          36          (6)
                                                         -------     -------     -------
Income tax expense .................................     $ 8,045     $ 4,741     $ 2,547
                                                         =======     =======     =======


NOTE 12 --- COMMITMENTS AND CONTINGENCIES

   Lease agreements

      The Company leases office facilities and various equipment under noncancellable leases expiring at various dates through 2002. Certain leases are subject to escalation clauses based upon changes in the Consumer Price Index. The minimum future annual operating lease commitments for leases with noncancellable terms in excess of one year, exclusive of escalation, are as follows:


           Year
           ----
           1998                                  $5,380
           1999                                   5,231
           2000                                   4,465
           2001                                   2,469
           2002                                   1,089
           Thereafter                             2,883


Rental expense for the years ended December 28, 1997, December 29, 1996, and December 31, 1995 was $4,826, $3,932, and $3,063, respectively.

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

NOTE 13 --- SUBSEQUENT EVENT

      On February 2, 1998, the Company and Romac International, Inc. ("Romac") announced that they had entered into a merger agreement providing for a stock-for-stock transaction, under which Romac would be the surviving entity, which the parties intend to qualify as a "pooling of interest" for accounting purposes and to qualify as a tax-free reorganization. Under the terms of the merger agreement, stockholders of the Company will receive 1.1932 shares of Romac common stock, par value $0.01 per share, for each of the approximately
13.7 million outstanding shares of the Company's common stock, subject to adjustment based on Romac's market price prior to closing and certain other conditions. The consummation of the merger is subject to certain conditions including effectiveness of a registration statement to be filed by Romac with the Securities and Exchange Commission, approval by the stockholders of each company, termination of the waiting period under the Hart-Scott-Rodino Improvements Act of 1976, receipt of opinions from both companies' accountants regarding the ability of the merger to be treated as a "pooling of interest" for accounting purposes and other conditions. The merger is expected to be completed in the second calendar quarter of 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company, and their ages as of February 28, 1998, are as follows:


Name                                                   Age     Position
----                                                   ---     --------
D. Les Ward (1) . . . . . . . . . . . . . . . . .      43      President, Chief Executive Officer and Director
Richard M. Dupont  . . . . . . . . . . . . . . .       42      Chief Financial Officer and Secretary
Richard J. Davis . . . . . . . . . . . . . . . .       40      Vice President of Operations - Eastern Division
Joseph A. Gendron   . . . . . . . . . . . . . . .      46      Vice President of Operations - Western Division
Lawrence J. Stanczak   . . . . . . . . . . . . .       49      Vice President of Operations - Central Division
John N. Allred (2)  . . . . . . . . . . . . . . .      51      Director
Adrian Alter (2)(3)(4)  . . . . . . . . . . . . .      72      Director
Paul M. Bass, Jr. (1)(3)  . . . . . . . . . . . .      62      Director
Wayne D. Emigh (1)(2) . . . . . . . . . . . . . .      64      Chairman of the Board of Directors
John Sifonis (3). . . . . . . . . . . . . . . . .      56      Director
Karl Vogeler (2)(4). . . . . . . . . . . . . . .       55      Director


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

         Richard M. Dupont joined the Company in December 1989 as its Controller and has served as its Chief Financial Officer and Secretary since September 1994. From November 1988 until joining the Company, Mr. Dupont served in various capacities, including Assistant Controller, of Muratec Incorporated. Mr. Dupont has fifteen years of financial management experience, including positions with companies in the telecommunications, retail and insurance industries.

         Richard J. Davis has served as Vice President of Operations - Eastern Division since May 1997. From 1988 until joining the Company, Mr. Davis served in various capacities, including National Director of Sales Methodology, at Ernst & Young, LLP. Prior to joining Ernst & Young, LLP, Mr. Davis worked with the Dun & Bradstreet Corporation holding various positions in sales, sales management, and national account pursuits.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16 of the Securities and Exchange Act of 1934, as amended (the "1934 Act"), requires the Company's executive officers and directors and persons who own greater than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the ""Commission") and the Nasdaq Stock Market. Based solely on a review of Forms 3 and 4 it has received and on written representations from certain reporting persons that no Forms 3, 4 or 5 were required from them, the Company believes that, except as set forth below, during 1997 all Section 16 filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with by such persons.

         Richard M. Dupont inadvertently failed to timely file a Form 4 to report three contemporaneous transactions. Such report was subsequently filed.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table summarizes the compensation paid to the Company's chief executive officer and its four other most highly compensated executive officers (each, a "Named Officer") for services rendered for each of the years presented:

                           SUMMARY COMPENSATION TABLE

                                                                        LONG TERM
                                                                       COMPENSATION
                                                                        AWARDS (1)
                                                                        SECURITIES   ALL OTHER
                                                                        UNDERLYING  COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR     SALARY ($)  BONUS ($)        OPTIONS      ($)(2)
---------------------------        ----     ----------  ---------        -------    ------------
D. Les Ward,                       1997     $350,000     $175,000        - - - -     $ 11,203
President and Chief Executive      1996      250,000      250,000 (4)     60,000       10,828
Officer                            1995      200,000      100,000        - - - -       26,578

Richard M. Dupont,                 1997     $200,000     $100,000        - - - -     $ 11,203
Chief Financial Officer and        1996      144,000      147,500 (4)     37,500        9,841
Secretary                          1995      112,000       50,000        - - - -       26,578

Richard J. Davis,                  1997     $157,000     $ 50,000         37,500     $  2,549
Vice President of Operations -     1996        - - -        - - -        - - - -      - - - -
Eastern Division (3)               1995        - - -        - - -        - - - -      - - - -


Joseph A. Gendron,                 1997     $176,000     $279,000        - - - -     $ 11,203
Vice President of Operations -     1996      176,000      108,000         37,500       10,828
Western Division                   1995      125,000      107,000        - - - -       26,578

Lawrence J. Stanczak,              1997     $185,000     $255,000        - - - -     $ 11,203
Vice President of Operations -     1996      170,000       35,000         37,500       10,828
Central Division                   1995       21,000      199,000        - - - -       26,578


(1) None of the Named Officers had any restricted stock holdings as of December 28, 1997.
(2) Consists of $22,500 of the Company's common stock contributed to the Company's Profit Sharing Plan on behalf of each executive officer, $3,964 of medical and dental premiums and $114 of life insurance premiums paid on behalf of each executive officer (except for Mr. Davis who received $2,478 and $71 in medical and dental premiums and life insurance, respectively), as well as 401(k) matching paid for 1997 and 1996, respectively, as follows: Messrs. Ward, Gendron, Stanczak and Dupont - $7,125 each, and Messrs. Ward, Gendron, Stanczak - $6,750 each, Mr. Dupont - $5,763.
(3)  Mr. Davis commenced employment with the Company on May 15, 1997.
(4) Includes bonus for participation in the Offering, as follows: Mr. Ward - $75,000, Mr. Dupont - $50,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of February 28, 1998 with respect to each director, each of the Named Officers, and directors and executive officers of the Company as a group, and to the persons known by the Company to be the beneficial owner for more than five percent of the Company's Common Stock.

                                                                            Number of             Percent of
                                                                             Shares                Company's
                                                                            Presently             Outstanding
Name of Shareholder                                                         Owned (1)                Stock
-------------------                                                         ---------                -----
Merrill Lynch, as trustee of the
   Source Services Corporation 401(k) and
   Profit Sharing Retirement Savings Plan                                  3,244,094 (2)              23.6

T. Rowe Price Associates, Inc.                                             1,705,050 (3)              12.4

Dresdner RCM Global Investors LLC                                            869,450 (4)               6.3

John N. Allred                                                                48,014 (5)                 *

Adrian Alter                                                                  25,200 (5)(7)              *

Paul M. Bass                                                                  24,750 (5)(7)              *

Wayne D. Emigh                                                                48,499 (7)                 *

John Sifonis                                                                  24,750 (5)                 *

Karl Vogeler                                                                  24,750 (5)                 *

D. Les Ward                                                                   50,294 (6)                 *

Richard M. Dupont                                                             40,748 (6)                 *

Joseph A. Gendron                                                             51,732                     *

Lawrence J. Stanczak                                                          42,466                     *

All directors and executive officers as a group (11 individuals)             381,203                   2.8

--------------------
*    Less than 1%.

(1)  On November 15, 1997, the Company's common stock split 3-for-2.

(2) As will be reported on a Schedule 13G to be filed with the Commission by Merrill Lynch. According to such Schedule 13G, Merrill Lynch has sole voting power over 3,244,094 shares. These shares are held in trust for participants in the Source Services Corporation 401(k) and Profit Sharing Retirement Savings Plan. The address of the stockholder is Merrill Lynch, 9603 South Merdian Blvd., Englewood, Colorado, 80112.

(3) As reported on a Schedule 13G dated February 11, 1998 filed with the Commission by T. Rowe Price Associates, Inc. According to such Schedule 13G, T. Rowe Price Associates, Inc. has sole voting power over 331,750 shares and sole dispositive power over 1,705,050 shares. The address of the stockholder is T. Rowe Price Associates, Inc., 100 E. Pratt Street, Baltimore, Maryland, 21202.

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

(4) As reported on a Schedule 13G dated February 6, 1998 filed with the Commission by Dresdner RCM Global Investors LLC. According to such Schedule 13G, Dresdner RCM Global Investors LLC has sole voting power over 681,950 shares, sole dispositive power over 816,950 shares and shared dispositive power over 52,500 shares. The address of the stockholder is Dresdner RCM Global Investors LLC, Four Embarcadero Center, San Francisco, California, 94111.

(5) Includes shares of Common Stock subject to options exercisable within 60 days as follows: Mr. Allred - 24,750; Mr. Alter -- 3,000; Mr. Bass -- 3,000; Mr. Sifonis - 9,750; and Mr. Vogeler - 24,750.

(6) Includes the following number of Common Shares credited to the accounts of the above mentioned beneficial owners by the trustee acting under the provisions of the Source Services Corporation 401(k) and Profit Sharing Retirement Savings Plan: Mr. Ward - 49,172 shares; and Mr. Dupont - 33,207 shares.

(7) Includes 21,750 shares of Common Stock held in the Adrian and Sue Alter Family Trust, 450 shares held by Sue Alter; 48,499 shares of Common Stock held in the Wayne D. and Glenda L. Emigh Family Trust; and 21,750 shares of Common Stock held in the Bass Family Trust. Under the rules and regulations of the Securities and Exchange Commission, Messrs. Alter, Emigh and Bass may not be deemed the beneficial owner of such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Messrs. Alter, Bass and Sifonis are the members of the Company's Compensation Committee. There are no material transactions or relationships between the Compensation Committee members and the Company.

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

(b)  Reports on Form 8-K.

     (1) The Company filed a Form 8-K on or about December 11, 1997, to report the 3-for-2 split of the Company's stock, reporting Item 5.

(c) Exhibits - Response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules - Response to this portion of Item 14 is submitted as a separate section of this report.

     SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on March 20, 1998.

          Source Services Corporation
          (Registrant)


          By:    /s/ Richard M. Dupont
               --------------------------------------------------
                     Richard M. Dupont, Chief Financial Officer
                     and Secretary

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 1998.

          Signature                                   Title
          ---------                                   -----
          /s/ D. Les Ward
          -------------------------------
          D. Les Ward                                 President, Chief Executive Officer
                                                      and Director

          /s/ Richard M. Dupont
          -------------------------------
          Richard M. Dupont                           Chief Financial Officer and Secretary


          /s/ John N. Allred
          -------------------------------
          John N. Allred                              Director


          /s/ Adrian Alter
          -------------------------------
          Adrian Alter                                Director


          /s/ Paul M. Bass, Jr.
          -------------------------------
          Paul M. Bass, Jr.                           Director


          /s/ Wayne D. Emigh
          -------------------------------
          Wayne D. Emigh                              Chairman of the Board of Directors


          /s/ John Sifonis
          -------------------------------
          John Sifonis                                Director


          /s/ Karl Vogeler
          -------------------------------
          Karl Vogeler                                Director


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

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

          The following financial statements and report of independent accountants are included in Item 8:

                                                                                                   Page
                                                                                                   ----
     Report of Independent Accountants ........................................................     15
     Consolidated Balance Sheet at December 28, 1997 and
          December 29, 1996 ...................................................................     16
     Consolidated Statement of Revenues and Expenses for the
         Years Ended December 28, 1997, December 29, 1996 and
         December 31, 1995  ...................................................................     17
     Consolidated Statement of Stockholder's Equity for the
         Years Ended December 28, 1997, December 29, 1996, and
         December 31, 1995  ...................................................................     18
     Consolidated Statement of Cash Flows for the Years Ended
         December 28, 1997, December 29, 1996 and
         December 31, 1995 ....................................................................     19
     Notes to Consolidated Financial Statements ...............................................     20

     The following financial statement schedule of Source Services Corporation is included herein:

     Schedule II - Valuation and Qualifying Accounts ..........................................    F-3

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                           SOURCE SERVICES CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                              SUPPLEMENTAL SCHEDULE
                             (AMOUNTS IN THOUSANDS)



Column A                       Column B       Column C         Column D       Column E
                               --------       --------         --------       --------
                                              Additions
                                              ---------
                               Balance at     Charges to                      Balance at
                               Beginning      Costs and                       End of
Description                    of Period      Expenses          Deductions    Period
-----------                    ----------     ----------        ----------    ----------
Allowance Reserve      1995     $1,052          $  887           $  582         $1,357
                       1996      1,357           2,622            1,389          2,590
                       1997      2,590           3,633            1,680          4,543


                                INDEX TO EXHIBITS

         Exhibit                        Description
         -------                        -----------
          2         - Agreement and Plan of Merger by and among Romac
                      International, Inc. and Source Services Corporation, dated as of February 1, 1998, as amended.
          3.1*      - Amended and Restated Certificate of Incorporation of the
                      Registrant
          3.2*      - Amended and Restated Bylaws of the Registrant
          4.1*      - Form of certificate representing shares of the
                      Registrant's Common Stock
          10.1*     - Office Lease dated January 23, 1995 by and between
                      Massachusetts Mutual Life Insurance Company and the
                      Registrant
          10.2*     - Source Services Corporation 1996 Stock Option Plan
          10.3*     - Source Services Corporation Employees' Profit Sharing Plan
          10.4*     - Amendment No. 1 to Source Services Corporation Employees'
                      Profit Sharing Plan
          10.5*     - Source Services Corporation Non-Employee Director Stock
                      Option Plan
          10.6*     - Loan Agreement dated May 21, 1996 between the Registrant and Bank One, Texas, N.A.
          10.7*     - Security Agreement dated as of May 21, 1996 between the
                      Registrant and Bank One, Texas, N.A.
          10.8*     - Promissory Note dated May 21, 1996 payable to Bank One,
                      Texas, N.A.
          10.9*     - Form of Director Incentive Stock Option Bonus Agreement
          10.10*    - Source Services Corporation 401(k) Plan
          23.1      - Consent of Independent Accountants
          24.1*     - Power of attorney
          27.1      - Financial Data Schedule


-----------------

* Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-4691), and incorporated herein by reference.